Form 10-Q
period 1995-03-31
IRE PENSION INVESTORS LTD-II
filed 1995-05-11
CIK 775440

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


                 Quarterly Report Under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


For the Quarter Ended                                   Commission File Number
    March 31, 1995                                              0-14188
- ---------------------                                   ---------------------




                       I.R.E. PENSION INVESTORS, LTD.-II
                 (Exact name of Registrant as specified in its
                      Certificate of Limited Partnership)


        Florida                                      59-2582239
- -----------------------                 --------------------------------------

(State of Organization)                 (I.R.S. Employer Identification Number)


1750 E. Sunrise Boulevard
Fort Lauderdale, Florida                                               33304
- ----------------------------------------                             ----------

(Address of Principal Executive Offices)                          (Zip Code)


Registrant's telephone number, including area code: (305) 760-5200

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:

                           Limited Partnership Units
                   $250 Per Unit - Minimum Purchase 20 Units/
                  8 Units for Individual Retirement Accounts,
                    Keogh Plans and Corporate Pension Plans

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X      No
                                  ------      -------




                       I.R.E. Pension Investors, Ltd.-II
                        (A Florida Limited Partnership)

                            Statements of Operations
           For the Three Month Periods ended March 31, 1994 and 1995
                                  (Unaudited)


                                                      Three Months ended
                                                           March 31,
                                                      -----------------

                                                       1994        1995
                                                       ----        ----

         Revenues:
           Rental income                             $122,287    122,287
           Interest income                              8,332     21,888
           Other income                                   640         80
                                                      -------   --------

             Total revenues                           131,259    144,255
                                                      -------   --------



         Costs and expenses:
           Depreciation                               103,150    103,150
           Property operations:
           Property management fees to affiliate        1,223      1,223
            Other                                       2,352      1,964
           General and administrative:
            To affiliates                              13,349      8,722
            Other                                      22,514     15,557
                                                      -------    -------


              Total costs and expenses                142,588    130,616
                                                      -------    -------


         Net income (loss)                           $(11,329)    13,639
                                                      =======    =======
         Net income (loss) per weighted average
          limited partnership unit outstanding       $   (.23)      .27
                                                      =======    =======


          See accompanying notes to unaudited financial statements.


                       I.R.E. Pension Investors, Ltd.-II
                        (A Florida Limited Partnership)

                                 Balance Sheets
                      December 31, 1994 and March 31, 1995
                                  (Unaudited)


                                    Assets
                                    ------



                                                  December 31,      March 31,
                                                      1994            1995
                                                  ------------    ----------

  Cash and cash equivalents                        $   267,806        330,365

  Securities available for sale                      1,274,253      1,292,768

  Investments in real estate:
    Office building                                  5,782,761      5,782,761
    Warehouse building                               2,247,267      2,247,267
                                                    ----------     ----------
                                                     8,030,028      8,030,028
    Less accumulated depreciation                   (3,211,512)    (3,314,659)
                                                    ----------     ----------
                                                     4,818,516      4,715,369

  Other assets, net                                      3,677          1,972
                                                    ----------     ----------

                                                   $ 6,364,252      6,340,474
                                                    ==========     ==========


                      Liabilities and Partners' Capital
                      ---------------------------------



  Accrued expenses                                      40,853         41,408
  Accounts payable                                      17,730         28,455
  Other liabilities                                    218,678        231,372
  Due to affiliates                                      2,045          2,294
                                                    ----------     ----------
    Total liabilities                                  279,306        303,529

  Partners' capital:
   49,312 limited partnership units issued and
    outstanding                                      6,084,946      6,036,945
                                                    ----------     ----------

                                                   $ 6,364,252      6,340,474
                                                    ==========     ==========


           See accompanying notes to unaudited financial statements.


                       I.R.E. Pension Investors, Ltd.-II
                        (A Florida Limited Partnership)

                         Statement of Partners' Capital
                   For the Three Months Ended March 31, 1995
                                  (Unaudited)


                                          Limited      General
                                          Partners     Partners     Total
                                          --------     --------     -----

     Balance at December 31, 1994       $ 6,087,973     (3,027)   6,084,946

     Limited partner distributions          (61,640)       -        (61,640)

     Net income                              13,503        136       13,639
                                        -----------     ------  -----------

     Balance at March 31, 1995          $ 6,039,836     (2,891)   6,036,945
                                         ==========     ======   ==========


           See accompanying notes to unaudited financial statements.


                       I.R.E. Pension Investors, Ltd.-II
                        (A Florida Limited Partnership)

                            Statements of Cash Flows
               For the Three Months ended March 31, 1994 and 1995
                                  (Unaudited)


                                                             1994       1995
                                                             ----       ----
Operating Activities:
Net income (loss)                                     $ (11,329)     13,639
 Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
   Depreciation                                         103,150     103,150
   Non-cash portion of rental income                     (8,457)     (8,457)
   Changes in operating assets and liabilities:
      Increase in accrued expenses, accounts
        payable, other liabilities, and due
        to affiliates                                     9,108      32,680
      Decrease in other assets, net                        11       1,702
                                                      ---------    --------

        Net cash provided by operating activities        92,483     142,714
                                                      ---------    --------

Investing Activities:
 Increase in securities available for sale                  -       (18,515)
                                                      ---------   ---------

        Net cash (used) in investing activities             -       (18,515)
                                                      ---------   ---------

Financing Activities:
 Limited partner distributions                          (61,640)    (61,640)
                                                      ---------   ---------

       Net cash (used) in financing activities          (61,640)   (61,640)
                                                      ----------  ---------


Increase in cash and cash equivalents                    30,843      62,559
Cash and cash equivalents at beginning of year        1,401,267     267,806
                                                      ---------   ---------

Cash and cash equivalents at end of quarter          $1,432,110     330,365
                                                      =========   =========


          See accompanying notes to unaudited financial statements.


                       I.R.E. Pension Investors, Ltd.-II
                        (A Florida Limited Partnership)



                    Notes to Unaudited Financial Statements
                                 March 31, 1995

NOTE 1 - GENERAL
- ----------------

The accompanying financial statements have been prepared by the Partnership in accordance with the accounting policies described in its 1994 Annual Report and should be read in conjunction with the notes to financial statements which appear in that report.

NOTE 2 - LITIGATION
- -------------------

During May 1988, an individual investor filed an action against two individual defendants, who allegedly sold securities without being registered as securities brokers, two corporations organized and controlled by such individuals, and against approximately sixteen publicly offered limited partnerships, including Registrant, interests in which were sold by the individual and corporate defendants.

Plaintiff alleged that the sale of limited partnership interests in the Partnership (among other affiliated and unaffiliated partnerships) by persons and corporations not registered as securities brokers under the Illinois Securities Act constitutes a violation of such Act, and that the Plaintiff, and all others who purchased securities through the individual or corporate defendants, should be permitted to rescind their purchases and recover their principal plus 10% interest per year, less any amounts received. The Partnership's securities were properly registered in Illinois and the basis of the action relates solely to the alleged failure of the Broker Dealer to be properly registered.

In November 1988, Plaintiff's class action claims were dismissed by the Court. Amended complaints, including additional named plaintiffs, were filed subsequent to the dismissal of the class action claims. Motions to dismiss were filed on behalf of the Partnership and the other co-defendants. In December 1989, the Court ordered that the Partnership and the other co-defendants rescind sales of any plaintiff that brought suit within three years of the date of sale. In accordance with the Court's order, in April 1990, funds were placed in escrow to rescind sales of 179 Partnership units. Approximately $52,000 was placed in escrow representing $34,700 for the recision of units and $17,300 for interest thereon. The financial statements reflected the recision of units as a reduction of partners' capital and included the interest portion as a charge to general and administrative, other in 1990.

Plaintiffs appealed, among other items, the Court's order with respect to plaintiffs that brought suit after three years of the date of sale. In February 1993, the Appellate court ruled that the statute of limitations was tolled during the pendency of the class action claims. Therefore, those investors that brought suit within 3.6 years and potentially 4 years from the date of the sale
may be entitled to rescission.   The Partnership and the other co-defendants
sought leave to appeal before the Illinois Supreme Court and on October 6, 1993, the leave to appeal was denied. Plaintiff's claims are now pending in Circuit Court. Plaintiffs filed a purported Class Action Amendment on March 24, 1994 seeking to consolidate and amend their claims. The amendment sought to continue the claims against the predecessor partnerships along with their general partners and sought to add BFC as a defendant. The plaintiffs also moved for class certification. Motions to dismiss and to deny class certification have been filed. Before plaintiffs responded or the motions were heard, plaintiffs filed a new motion for leave to file consolidated class action amendments and a new motion for class certification.

The individual and corporate defendants sold a total of $225,500 of limited partnership interests in the Partnership. As of March 31, 1995, limited partners holding approximately $90,000 of limited partnership interests had filed an action for rescission. Under the appellate decision, if rescission was made to all remaining limited partners that filed an action, refunds at May 15, 1995 (including interest payments thereon) would amount to approximately $86,000. A provision of $41,000 has been made in the accompanying financial statements for interest on amounts that would be due upon rescission, however, the financial statements do not reflect a rescission of the units subject to the Court ruling. Accordingly partners' capital, units outstanding, per unit information, including income (loss) per unit amounts, have not been adjusted for the potential rescission of units.

NOTE 3 - OTHER LIABILITIES
- --------------------------

Other liabilities consist principally of deferred rental income on the Galleria Professional Building lease and relates to non-level payments being recognized ratably over the term of the lease in accordance with generally accepted accounting principles (GAAP) instead of as received under the terms of the lease.

NOTE 4 - COMPENSATION TO GENERAL PARTNERS AND AFFILIATES
- --------------------------------------------------------

During the year ending March 31, 1994 and 1995 compensation to general partners and affiliates were as follows:

                                                              1994       1995
                                                              ----       ----


Reimbursement for administrative
  and accounting services                                 $ 13,349      8,722
Property management fees                                     1,223      1,223
                                                            ------     ------

Total                                                     $ 14,572      9,945
                                                            ======     ======

NOTE 5 - SECURITIES AVAILABLE FOR SALE
- --------------------------------------

The Partnership's securities are available for sale. In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("FAS 115") issued in May 1993 by the Financial Accounting Standards Board ("FASB"), these securities are carried at fair value, with any related unrealized appreciation or and depreciation reported as a separate component of partners capital. At December 31, 1994 and March 31 1995, the Partnership owned one treasury bill that matures in May 1995 in which cost approximated fair value.

NOTE 6 - RECLASSIFICATIONS
- --------------------------

For comparative purposes, certain prior year balances have been reclassified to conform with the 1995 financial statement presentation.


NOTE 7 - MANAGEMENT REPRESENTATION
- ----------------------------------

In the opinion of Partnership Management, all adjustments, none of which were other than normal recurring accruals, necessary for a fair presentation of the accompanying financial information have been included.




                       I.R.E. Pension Investors, Ltd.-II
                        (A Florida Limited Partnership)

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                 March 31, 1995


A description of the Partnership's original investment properties follows:

  * Federal Express Distribution Center ("Federal Express") - A 38,000 square foot warehouse building located in Jacksonville, Florida.

  * Galleria Professional Building ("Galleria") - A 61,000 square foot office building located in Fort Lauderdale, Florida.

  * One West Nine Mile Holiday Inn Hotel ("Holiday Inn") - A 211 room hotel building located in Hazel Park, Michigan through a joint venture in which the Partnership had an 8.7% interest. This property was sold in December 1991.


Galleria and Federal Express are net leased to their tenants.

Interest income increased approximately $14,000 for the three month period ended March 31, 1995 as compared to the comparable period in 1994 primarily due to an increase in yields on the investment of funds.

Other general and administrative expenses decreased approximately $7,000 for the three month period ended March 31, 1995 as compared to the same period in 1994 primarily due to a reduction in bank charges associated with the partners' distribution account. General and administrative expense to affiliates decreased for the three month period ended March 31, 1995 as compared to the comparable period in 1994 primarily due to decreased costs associated with administrative and accounting service reimbursements.

At March 31, 1995, the Partnership had cash and cash equivalents amounting to approximately $330,000 and approximately $1.3 million in Treasury Bills included in securities available for sale. From 1986 through 1989, the Partnership paid distributions equal to approximately 7% of original capital. Based upon Holiday Inn's operations, the January 1990 scheduled decline in minimum annual cash rent from Galleria, the potential costs associated with the litigation discussed in note 2 of notes to financial statements,the potential costs associated with the asbestos at Holiday Inn and in order to maintain an adequate level of liquidity, distributions for the first three quarters of 1990 were reduced to 4% per annum of original capital. With the additional annual reduction in rent payments of approximately $250,000 from the September 1990 lease modification on Galleria, distributions were further reduced to 2% per annum of original capital commencing with the distribution during the fourth quarter of 1990. During March 1992, the Partnership made a special distribution of approximately $300,000 representing the Partnership's proportionate share of cash proceeds received from the sale of the One West Nine Holiday Inn. Management is of the opinion that its present liquidity is appropriate in light of normal operations and the other items discussed above.

In addition to the items discussed above, the Partnership's long term prospects will be primarily effected by future net income at Galleria and renewal of the Federal Express lease. Due to the uncertain economic climate in general and the real estate market in particular, management cannot reasonably determine the Partnership's long term liquidity position.



                         Part II - Other Information
                                March 31, 1995


ITEM 1 THROUGH 5
- ----------------

Not applicable.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------

a.  Index to exhibits

    (2) Plan of acquisition, reorganization, arrangement, liquidation or succession - Not applicable.


    (4) Instruments defining the rights of security holders, including indentures - Not applicable.

    (10)    Material contracts - Not applicable.

    (11)    Statement re computation of per unit earnings  -  Not applicable.

    (15)    Letter re unaudited interim financial information - Not applicable.

    (18)    Letter re change in accounting principles -  Not applicable.

    (19)    Report furnished to security holders - Not applicable.

    (22) Published report regarding matters submitted to vote of security holders - Not applicable.

    (23)    Consents of experts and counsel - Not applicable.

    (24)    Power of attorney - Not applicable.

    (27)    Financial data schedule - Included as Exhibit 27.

    (99)    Additional exhibits - Not applicable.

b.  Reports on Form 8-K

    None.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          I.R.E. PENSION INVESTORS, LTD.-II
                                          Registrant
                                      By: I.R.E. Pension Advisors II, Corp.
                                          Managing General Partner of Registrant




Date:  May 10, 1995                   By: /s/ Glen R. Gilbert
                                         -------------------------------------

                                         Glen R. Gilbert, Senior Vice President