Form 10-Q
period 1995-06-30
IRE PENSION INVESTORS LTD-II
filed 1995-08-14
CIK 775440

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


                 Quarterly Report Under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


For the Quarter Ended                                   Commission File Number
    June 30, 1995                                              0-14188
- --------------------                                   ---------------------


                       I.R.E. PENSION INVESTORS, LTD.-II
                 (Exact name of Registrant as specified in its
                      Certificate of Limited Partnership)


        Florida                                    59-2582239
- -----------------------                 ------------------------------------
(State of Organization)                (I.R.S. Employer Identification Number)


1750 E. Sunrise Boulevard
Fort Lauderdale, Florida                                             33304
- ----------------------------------------                           --------
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

                            Statements of Operations

        For the Six and Three Month Periods ended June 30, 1994 and 1995
                                  (Unaudited)


                                   Six Months Ended         Three Months Ended
                                      June 30,                   June 30,
                                 --------------------       -----------------
                                   1994        1995          1994       1995
                                 --------     -------       ------    ------
Revenues:
   Rental income               $   244,574     244,574     122,287   122,287
   Interest income                  20,097      44,256      11,765    22,368
   Other income                      1,180         140         540        60
                                   -------     -------     -------   -------
Total revenues                     265,851     288,970     134,592   144,715
                                   -------     -------     -------   -------
Costs and expenses:
   Depreciation                    206,301     206,301     103,151   103,151
   Property operations:
    Property management fees
     to affiliate                    2,446       2,446       1,223     1,223
    Other                            4,725       3,923       2,373     1,959
   General and administrative:
     To affiliates                  22,769      17,552       9,420     8,830
     Other                          33,147      23,868      10,633     8,311
                                   -------     -------     -------   -------
       Total costs and expenses    269,388     254,090     126,800   123,474
                                   -------     -------     -------   -------

Net income (loss)              $    (3,537)     34,880       7,792    21,241
                                   ========    =======     =======   =======

Net income (loss) per weighted
   average limited partnership
   unit outstanding            $     (.07)         .70        .16        .43
                                  =========   ========    =======    =======

          See accompanying notes to unaudited financial statements.


                       I.R.E. Pension Investors, Ltd.-II
                        (A Florida Limited Partnership)

                                 Balance Sheets
                      December 31, 1994 and June 30, 1995
                                  (Unaudited)


                                     Assets
                                     ------

                                              December 31,       June 30,
                                                  1994             1995
                                              ------------     -----------
Cash and cash equivalents                     $    267,806          384,146

Securities available for sale                    1,274,253        1,311,235

Investments in real estate:
   Office building                               5,782,761        5,782,761
   Warehouse building                            2,247,267        2,247,267
                                               -----------      -----------
                                                 8,030,028        8,030,028
   Less accumulated depreciation                (3,211,512)      (3,417,809)
                                               ------------     ------------
                                                 4,818,516        4,612,219

Other assets, net                                    3,677              100
                                                ----------       ----------
                                              $  6,364,252        6,307,700
                                                ==========       ==========

                       Liabilities and Partners' Capital
                       ---------------------------------



Accrued expenses                                    40,853           42,542
Accounts payable                                    17,730           23,514
Other liabilities                                  218,678          242,268
Due to affiliates                                    2,045            2,830
                                                ----------       ----------
   Total liabilities                               279,306          311,154

Partners' capital:
49,312 limited partnership units issued
   and outstanding                               6,084,946        5,996,546
                                                ----------       ----------
                                              $  6,364,252        6,307,700
                                                ==========       ==========

           See accompanying notes to unaudited financial statements.


                       I.R.E. Pension Investors, Ltd.-II
                        (A Florida Limited Partnership)

                         Statement of Partners' Capital
                     For the Six Months Ended June 30, 1995
                                  (Unaudited)


                                          Limited      General
                                          Partners     Partners     Total
                                          --------     --------     -----

Balance at December 31, 1994            $ 6,087,973     (3,027)   6,084,946

Limited partner distributions              (123,280)       -       (123,280)

Net income                                   34,531        349       34,880
                                         ----------     ------   ----------


Balance at June 30, 1995                $ 5,999,224     (2,678)   5,996,546
                                         ==========    ========  ==========


           See accompanying notes to unaudited financial statements.


                       I.R.E. Pension Investors, Ltd.-II
                        (A Florida Limited Partnership)

                            Statements of Cash Flows
                For the Six Months ended June 30, 1994 and 1995
                                  (Unaudited)


                                                          1994       1995
                                                        -------    -------
Operating Activities:
Net income (loss)                                     $  (3,537)     34,880
 Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
   Depreciation                                         206,301     206,301
   Non-cash portion of rental income                    (16,914)    (16,914)
   Changes in operating assets and liabilities:
      Increase (decrease) in accrued expenses,
        accounts payable, other liabilities,
        and due to affiliates                            (2,253)     48,758
        Decrease in other assets, net                     2,082       3,577
                                                      ---------   ---------
        Net cash provided by operating activities       185,679     276,602
                                                      ---------   ---------
Investing Activities:
 Increase in securities available for sale                  -       (36,982)
                                                      ---------   ----------
        Net cash (used) in investing activities             -       (36,982)
                                                      ---------   ----------

Financing Activities:
 Limited partner distributions                         (123,280)   (123,280)
                                                      ----------  ----------
        Net cash (used) in financing activities        (123,280)   (123,280)
                                                      ----------  ----------

Increase in cash and cash equivalents                    62,399     116,340

Cash and cash equivalents at beginning of year        1,401,267     267,806
                                                      ---------   ---------

Cash and cash equivalents at end of quarter           $1,463,666    384,146
                                                       =========  =========

          See accompanying notes to unaudited financial statements.


                       I.R.E. Pension Investors, Ltd.-II
                        (A Florida Limited Partnership)

                    Notes to Unaudited Financial Statements
                                 June 30, 1995

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

Plaintiffs appealed, among other items, the Court's order with respect to plaintiffs that brought suit after three years of the date of sale. In February 1993, the Appellate court ruled that the statute of limitations was tolled during the pendency of the class action claims. Therefore, those investors that brought suit within 3.6 years and potentially 4 years from the date of the sale
may be entitled to rescission.   The Partnership and the other co-defendants
sought leave to appeal before the Illinois Supreme Court and on October 6, 1993, the leave to appeal was denied. Plaintiff's claims are now pending in Circuit Court. Plaintiffs filed a purported Class Action Amendment on March 24, 1994 seeking to consolidate and amend their claims. The amendment sought to continue the claims against the predecessor partnerships along with their general partners and sought to add BFC Financial Corporation as a defendant. The plaintiffs also moved for class certification. Motions to dismiss and to deny class certification have been filed. Before plaintiffs responded or the motions were heard, plaintiffs filed a new motion for leave to file consolidated class action amendments and a new motion for class certification.

The individual and corporate defendants sold a total of $225,500 of limited partnership interests in the Partnership. As of June 30, 1995, limited partners holding approximately $90,000 of limited partnership interests had filed an action for rescission. Under the appellate decision, if rescission was made to all remaining limited partners that filed an action, refunds at August 15, 1995 (including interest payments thereon) would amount to approximately $88,000. A provision of $43,000 has been made in the accompanying financial statements for interest on amounts that would be due upon rescission, however, the financial statements do not reflect a rescission of the units subject to the Court ruling.

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

NOTE 4 - COMPENSATION TO GENERAL PARTNERS AND AFFILIATES
- --------------------------------------------------------

During six and three month periods ended June 30, 1994 and 1995 compensation to general partners and affiliates were as follows:


                                   Six Months Ended         Three Months Ended
                                      June 30,                   June 30,
                                 --------------------       -----------------
                                   1994        1995          1994      1995
                                 ---------    --------      ------   --------
Reimbursement for
 administrative and
 accounting services            $   22,769      17,552       9,420    8,830
Property management fees             2,446       2,446       1,223    1,223
                                   -------     -------      ------   ------
Total                           $   25,215      19,998      10,643   10,053
                                   =======     =======      ======   ======


NOTE 5 - SECURITIES AVAILABLE FOR SALE
- --------------------------------------

The Partnership's securities are available for sale. In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("FAS 115") issued in May 1993 by the Financial Accounting Standards Board ("FASB"), these securities are carried at fair value, with any related unrealized appreciation or and depreciation reported as a separate component of partners capital. At December 31, 1994, the Partnership owned one treasury bill that matured in May 1995 in which cost approximated fair value. At June 30, 1995, the Partnership owned one treasury bill that matures in November 1995 in which cost approximated fair value.

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


                       I.R.E. Pension Investors, Ltd.-II
                        (A Florida Limited Partnership)

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                 June 30, 1995


A description of the Partnership's investment properties follows:

  * Federal Express Distribution Center ("Federal Express") - A 38,000 square foot warehouse building located in Jacksonville, Florida.

  * Galleria Professional Building ("Galleria") - A 61,000 square foot office building located in Fort Lauderdale, Florida.

Galleria and Federal Express are net leased to their tenants.

Interest income increased approximately $24,000 and $11,000 for the six and three month periods ended June 30, 1995 as compared to the comparable periods in 1994 primarily due to an increase in yields on the investment of funds.

Other general and administrative expenses decreased approximately $9,000 for the six month period ended June 30, 1995 as compared to the same period in 1994 primarily due to a reduction in bank charges associated with the partners' distribution account. Other general and administrative expenses decreased approximately $2,000 for the three month period ended June 30, 1995 as compared to the same period in 1994 primarily due to a decrease in auditing fees.
General and administrative expense to affiliates decreased for the six and three month periods ended June 30, 1995 as compared to the comparable period in 1994 primarily due to decreased costs associated with administrative and accounting service reimbursements.

At June 30, 1995, the Partnership had cash and cash equivalents amounting to approximately $384,000 and approximately $1.3 million in Treasury Bills included in securities available for sale. Management is of the opinion that its present liquidity is appropriate in light of normal operations and the other items discussed above.

In addition to the items discussed above, the Partnership's long term prospects will be primarily effected by future net income at Galleria and renewal of the Federal Express lease. Due to the uncertain economic climate in general and the real estate market in particular, management cannot reasonably determine the Partnership's long term liquidity position.



                         Part II - Other Information
                                June 30, 1995


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



                                    I.R.E. PENSION INVESTORS, LTD.-II
                                 Page 15 of 16

                                    Registrant
                              By:   I.R.E. Pension Advisors II, Corp.
                                    Managing General Partner of Registrant




Date:  August 11, 1995        By:    /s/ Glen R. Gilbert
                                    -------------------------------------
                                    Glen R. Gilbert, Senior Vice President
                                      and Chief Financial Officer