Form 10-Q
period 1995-09-30
IRE PENSION INVESTORS LTD-II
filed 1995-11-13
CIK 775440

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


                 Quarterly Report Under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


 For the Quarter Ended                                 Commission File Number
   September 30, 1995                                          0-14188
 ---------------------                                 ----------------------



                       I.R.E. PENSION INVESTORS, LTD.-II
                 (Exact name of Registrant as specified in its
                      Certificate of Limited Partnership)


        Florida                                    59-2582239
 ---------------------                  -------------------------------------
(State of Organization)                (I.R.S. Employer Identification Number)


1750 E. Sunrise Boulevard
Fort Lauderdale, Florida                                             33304
---------------------------------------                            --------
(Address of Principal Executive Offices)                          (Zip Code)

Registrant's telephone number, including area code: (954) 760-5200

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

                              Yes   X      No
                                  -------     -------




                       I.R.E. Pension Investors, Ltd.-II
                        (A Florida Limited Partnership)

                            Statements of Operations
     For the Nine and Three Month Periods ended September 30, 1994 and 1995
                                  (Unaudited)

                                  Nine Months Ended       Three Months Ended
                                    September 30,            September 30,
                                  -----------------       ------------------
                                   1994        1995          1994       1995
                                   ----        ----          ----       ----
Revenues:
   Rental income               $   366,861     370,431     122,287   125,857
   Interest income                  34,405      67,620      14,308    23,364
   Other income                      1,270         200          90        60
                                   -------     -------     -------   -------
Total revenues                     402,536     438,251     136,685   149,281
                                   -------     -------     -------   -------
Costs and expenses:
   Depreciation                    309,451     309,451     103,150   103,150
   Property operations:
    Property management fees
     to affiliate                    3,669       3,704       1,223     1,258
    Other                            6,684       5,578       1,959     1,655
   General and administrative:
     To affiliates                  31,729      25,329       8,960     7,777
     Other                          38,498      28,344       5,351     4,476
                                   -------     -------     -------   -------
       Total costs and expenses    390,031     372,406     120,643   118,316
                                   -------     -------     -------   -------

Net income                     $    12,505      65,845      16,042    30,965
                                   =======     =======     =======   =======


Net income per weighted
   average limited partnership
   unit outstanding            $       .25        1.32         .32       .62
                                   =======     =======     =======   =======





          See accompanying notes to unaudited financial statements.


                       I.R.E. Pension Investors, Ltd.-II
                        (A Florida Limited Partnership)

                                 Balance Sheets
                    December 31, 1994 and September 30, 1995
                                  (Unaudited)


                                     Assets
                                     ------

                                                December 31,    September 30,
                                                    1994             1995
                                                ------------    -------------

Cash and cash equivalents                     $    267,806          386,231

Securities available for sale                    1,274,253        1,330,274

Investments in real estate:
   Office building                               5,782,761        5,782,761
   Warehouse building                            2,247,267        2,247,267
                                                 ---------        ---------
                                                 8,030,028        8,030,028
   Less accumulated depreciation                (3,211,512)      (3,520,959)
                                                 ---------        ---------
                                                 4,818,516        4,509,069

Other assets, net                                    3,677            4,461
                                                 ---------        ---------
                                              $  6,364,252        6,230,035
                                                 =========        =========


                       Liabilities and Partners' Capital
                       ---------------------------------

Accrued expenses                                    40,853           43,677
Accounts payable                                    17,730           24,682
Other liabilities                                  218,678          193,310
Due to affiliates                                    2,045            2,495
                                                 ---------        ---------
   Total liabilities                               279,306          264,164

Partners' capital:
49,312 limited partnership units issued
   and outstanding                               6,084,946        5,965,871
                                                 ---------        ---------
                                              $  6,364,252        6,230,035
                                                 =========        =========


           See accompanying notes to unaudited financial statements.


                       I.R.E. Pension Investors, Ltd.-II
                        (A Florida Limited Partnership)

                         Statement of Partners' Capital
                  For the Nine Months Ended September30, 1995
                                  (Unaudited)


                                          Limited      General
                                          Partners     Partners     Total
                                          --------     --------     -----

Balance at December 31, 1994            $ 6,087,973     (3,027)   6,084,946

Limited partner distributions              (184,920)       -       (184,920)

Net income                                   65,187        658       65,845
                                          ---------     ------    ---------

Balance at September 30, 1995           $ 5,968,240     (2,369)   5,965,871
                                          =========     ======    =========


           See accompanying notes to unaudited financial statements.


                       I.R.E. Pension Investors, Ltd.-II
                        (A Florida Limited Partnership)

                            Statements of Cash Flows
             For the Nine Months ended September 30, 1994 and 1995
                                  (Unaudited)


                                                          1994        1995
                                                          ----        ----
Operating Activities:
Net income                                            $  12,505      65,845
 Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation                                         309,451     309,451
   Non-cash portion of rental income                    (25,371)    (25,371)
Changes in operating assets and liabilities:
      Increase (decrease) in accrued expenses,
        accounts payable, other liabilities,
        and due to affiliates                           (26,861)     10,225
        (Increase) in other assets, net                  (2,188)       (784)
                                                      ---------  ----------
        Net cash provided by operating activities       267,536     359,366
                                                      ---------  ----------

Investing Activities:
 Decrease in securities available for sale                  -     1,274,253
 (Increase) in securities available for sale                -    (1,330,274)
                                                      ---------  ----------
        Net cash (used) in investing activities             -       (56,021)
                                                      ---------  ----------

Financing Activities:
 Limited partner distributions                         (184,920)   (184,920)
                                                      ---------  ----------

        Net cash (used) in financing activities        (184,920)   (184,920)
                                                      ---------  ----------

Increase in cash and cash equivalents                    82,616     118,425

Cash and cash equivalents at beginning of year        1,401,267     267,806
                                                      ---------  ----------
Cash and cash equivalents at end of quarter          $1,483,883     386,231
                                                      =========  ==========


          See accompanying notes to unaudited financial statements.


                       I.R.E. Pension Investors, Ltd.-II
                        (A Florida Limited Partnership)

                    Notes to Unaudited Financial Statements
                               September 30, 1995

NOTE 1 - GENERAL
----------------

The accompanying financial statements have been prepared by the Partnership in accordance with the accounting policies described in its 1994 Annual Report and should be read in conjunction with the notes to financial statements which appear in that report.

NOTE 2 - LITIGATION
-------------------

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

Plaintiffs appealed, among other items, the Court's order with respect to plaintiffs that brought suit after three years of the date of sale. In February 1993, the Appellate court ruled that the statute of limitations was tolled during the pendency of the class action claims. Therefore, those investors that purchased partnership interests after November 28, 1995 may be entitled to rescission. In September 1995, plaintiffs filed a motion for leave to file consolidated class action amendments and a new motion for class certification. That motion remains pending.

In the September 1995 motion, limited partners holding approximately $67,750 of limited partnership interests are included in the group requesting rescission. If rescission was made to all limited partners in this group, refunds at November 15, 1995 (including interest payments thereon) would amount to approximately $89,000. An accrual of $44,000 is included in the accompanying financial statements for interest on amounts that would be due upon rescission, however, the financial statements do not reflect a rescission of the units subject to the Court ruling. Accordingly, partners' capital, units outstanding, per unit information, including income (loss) per unit amounts, have not been adjusted for the potential rescission of units.

NOTE 3 - OTHER LIABILITIES
--------------------------

Other liabilities consist principally of deferred rental income on the Galleria Professional Building lease and relates to non-level payments being recognized ratably over the term of the lease in accordance with generally accepted accounting principles (GAAP) instead of as received under the terms of the lease.

NOTE 4 - COMPENSATION TO GENERAL PARTNERS AND AFFILIATES
--------------------------------------------------------

During the nine and three month periods ended September 30, 1994 and 1995 compensation to general partners and affiliates were as follows:


                                   Nine Months Ended        Three Months Ended
                                    September 30,             September 30,
                                   -----------------        ------------------
                                   1994        1995          1994      1995
                                   ----        ----          ----      ----

Reimbursement for
 administrative and
 accounting services            $   31,729      25,329       8,960    7,777
Property management fees             3,669       3,704       1,223    1,258
                                    ------      ------      ------   ------
Total                           $   35,398      29,033      10,183    9,035
                                    ======      ======      ======   ======



NOTE 5 - SECURITIES AVAILABLE FOR SALE
--------------------------------------

The Partnership's securities are available for sale. In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("FAS 115") issued in May 1993 by the Financial Accounting Standards Board ("FASB"), these securities are carried at fair value, with any related unrealized appreciation and or depreciation reported as a separate component of partners capital. At December 31, 1994, the Partnership owned one treasury bill that matured in May 1995 in which cost approximated fair value. At September 30, 1995, the Partnership owned one treasury bill that matures in November 1995 in which cost approximated fair value.

NOTE 6 - RECLASSIFICATIONS
--------------------------

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


                       I.R.E. Pension Investors, Ltd.-II
                        (A Florida Limited Partnership)

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                               September 30, 1995


A description of the Partnership's investment properties follows:

  * Federal Express Distribution Center ("Federal Express") - A 38,000 square foot warehouse building located in Jacksonville, Florida.

  * Galleria Professional Building ("Galleria") - A 61,000 square foot office building located in Fort Lauderdale, Florida.

Galleria and Federal Express are net leased to their tenants.

Rental income increased approximately $4,000 for the nine and three month periods ended September 30, 1995 as compared to the 1994 periods, as a result of a scheduled rental increase at Federal Express, effective July 1995.

Interest income increased approximately $33,000 and $9,000 for the nine and three month periods ended September 30, 1995, respectively, as compared to the comparable periods in 1994 primarily due to increases in funds available for investment and yields on those investments.

Other general and administrative expenses decreased approximately $10,000 for the nine month period ended September 30, 1995 as compared to the same period in 1994 primarily due to a reduction in auditing fees and bank charges associated with the partners' distribution account. General and administrative expense to affiliates decreased for the nine and three month periods ended September 30, 1995 as compared to the comparable period in 1994 primarily due to decreased costs associated with administrative and accounting service reimbursements.

At September 30, 1995, the Partnership had cash and cash equivalents amounting to approximately $386,000 and approximately $1.3 million in Treasury Bills included in securities available for sale. Management is of the opinion that its present liquidity is appropriate in light of normal operations and the other items discussed above.

In addition to the items discussed above, the Partnership's long term prospects will be primarily effected by future net income at Galleria and renewal of the Federal Express lease. Due to the uncertain economic climate in general and the real estate market in particular, management cannot reasonably determine the Partnership's long term liquidity position.



                         Part II - Other Information
                              September 30, 1995


ITEM 1 THROUGH 5
----------------

Not applicable.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

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



                              I.R.E. PENSION INVESTORS, LTD.-II
                              Registrant
                         By:  I.R.E. Pension Advisors II, Corp.
                              Managing General Partner of Registrant




Date:  November 7, 1995       By:    /s/ Glen R. Gilbert
                                    --------------------------------------
                                    Glen R. Gilbert, Senior Vice President
                                      and Chief Financial Officer