Form 10-K
period 1995-12-31
IRE PENSION INVESTORS LTD-II
filed 1996-03-29
CIK 775440

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

               Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the Fiscal Year Ended                               Commission File Number
    December 31, 1995                                           0-14188


                       I.R.E. PENSION INVESTORS, LTD. - II
                  (Exact Name of Registrant as Specified in its
                       Certificate of Limited Partnership)


        Florida                                       59-2582239
(State of Organization)                (I.R.S. Employer Identification Number)

1750 E. Sunrise Boulevard
Fort Lauderdale, Florida                                             33304
(Address of Principal Executive Office)                            (Zip Code)

Registrant's telephone number, including area code: (954) 760-5200

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                            Limited Partnership Units
                   $250 Per Unit - Minimum Purchase 20 Units/
        8 Units for an Individual Retirement Account, Keogh Plans and
                             Corporate Pension Plans

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                          Yes    X        No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendments to this Form 10-K.                                              [X]

                       Documents Incorporated by Reference

Portions of the Prospectus of the Registrant, dated October 4, 1985, are incorporated by reference into Part IV.

                                     PART I
ITEM 1. BUSINESS

I.R.E. PENSION INVESTORS, LTD.-II, a limited partnership organized under the laws of the State of Florida as of September 30, 1985, is primarily engaged in the business of operating and holding for investment, income producing real properties. Registrant did not utilize borrowings in connection with the purchase of its properties. The Partnership commenced a public offering of its units of limited partnership interest in October 1985. The required escrow relative to Registrant was reached and subscription funds were transferred to Registrant on December 26, 1985 ("Inception"). The Registrant closed the offering in October 1987, having raised $12,373,750 in capital and issued 49,491 units of limited partnership interest at $250 per unit. Galleria Professional Building and a minority interest in One West Nine Mile Joint Venture were acquired during 1986 and the Federal Express Distribution Center was acquired during 1987. During December 1991, the One West Nine Mile Joint Venture was sold. No properties were purchased or sold during 1995.

Uninvested cash of Registrant is deposited in demand accounts with commercial banks and may be invested temporarily in U.S. Treasury Bills and certificates of deposit or other interest bearing accounts or investments.

Alan B. Levan and I.R.E. Pension Advisors II, Corp. are the general partners of Registrant. I.R.E. Pension Advisors II, Corp., as Managing General Partner, manages and controls Registrant's affairs and has general responsibility and the ultimate authority in all matters affecting Registrant's business.

Affiliates of the general partners of Registrant also own and operate their own improved real estate and may have investment objectives and policies similar to those of Registrant. Registrant may be in competition with other limited partnerships served by affiliates of the Managing General Partner or by other companies wherein the individual general partner is a controlling stockholder.

On December 31, 1995, Registrant had no employees. The balance of information required in Item 1 is either inapplicable or not material to an understanding of the Registrant's business.

ITEM 2. PROPERTIES

The properties listed below are not utilized by Registrant but are held for investment. All are zoned for their current uses.

  Galleria Professional Office Building    60,965 square       owned
   Fort Lauderdale, FL                      feet leasable

  Federal Express Distribution Center      37,500 square       owned
   Jacksonville, FL                         feet leasable

ITEM 3. LEGAL PROCEEDINGS

Kugler, et al., (formerly Martha Hess, et al.) on behalf of themselves and all others similarly situated, v. Gordon, Boula, Financial Concepts, Ltd., KFB Securities, Inc., et al. In the Circuit Court of Cook County, Illinois. On or about May 20, 1988, an individual investor filed the above referenced action against two individual defendants, who allegedly sold securities without being registered as securities brokers, two corporations organized and controlled by such individuals, and against approximately sixteen publicly offered limited partnerships, including Registrant, interests in which were sold by the individual and corporate defendants.

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

In November 1988, Plaintiff's class action claims were dismissed by the Court. Amended complaints, including additional named plaintiffs, were filed subsequent to the dismissal of the class action claims. Motions to dismiss were filed on behalf of the Partnership and the other co-defendants. In December 1989, the Court ordered that the Partnership and the other co-defendants rescind sales of any plaintiff that brought suit within three years of the date of sale. In accordance with the Court's order, in April 1990, funds were placed in escrow to rescind sales of 179 Partnership units. Approximately $52,000 was placed in escrow representing $34,700 for the rescission of units and $17,300 for interest thereon. The financial statements reflected the rescission of units as a reduction of partners' capital and included the interest portion as a charge to general and administrative, other in 1990.

Plaintiffs appealed, among other items, the Court's order with respect to plaintiffs that brought suit after three years of the date of sale. In February 1993, the Appellate court ruled that the statute of limitations was tolled during the pendency of the class action claims. The Partnership and the other co-defendants sought leave to appeal before the Illinois Supreme Court and on October 6, 1993, the leave to appeal was denied. Plaintiff's claims are now pending in Circuit Court. In March 1994, plaintiffs filed a purported Class Action Amendment seeking to consolidate and amend their claims. The amendment sought to continue the claims against the predecessor partnerships along with their general partners and sought to add BFC as a defendant. The plaintiffs also moved for class certification. Before plaintiffs responded or the motions were heard, plaintiffs filed a new motion for leave to file consolidated class action amendments and a new motion for class certification. The new version of plaintiffs pleadings are substantially identical to the pleadings filed in March 1994. Motions to dismiss and to deny class certification have been filed. In August 1995, the Court granted plaintiffs' motion to consolidate and granted plaintiffs' leave to file an amended complaint. According to the Court's ruling, the consolidated class action may include the claims of all individuals who joined the individual actions and the claims of all persons who bought relevant partnership interests but who never had joined the prior actions. This ruling expanded the number of potential claims. In September 1995, plaintiffs filed a consolidated class action amendment. In October 1995, an answer was filed admitting certain allegations but denying that plaintiffs had demonstrated entitlement to recovery under the Illinois Securities Act. In December 1995, plaintiffs filed a motion for summary judgment arguing that the Court already has ruled against defendants on the only outstanding issue, whether class members gave the required notice within six months of the time they learned of their rights. A hearing for summary judgment was held in March 1996. The Court has indicated that they will rule on the summary judgment motion during April 1996.

Plaintiffs filing for summary judgment includes class members with original investments of $67,750 and total claims relating to those adjustments of approximately $110,000 plus attorney's fees. A provision of $45,000 has been made in the accompanying financial statements for interest on amounts that would be due upon rescission, however, the financial statements do not reflect a rescission of the units subject to the Court ruling. Accordingly partners' capital, units outstanding, per unit information, including income (loss) per unit amounts, have not been adjusted for the potential rescission of units.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.
                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S UNITS OF LIMITED PARTNERSHIP INTEREST AND RELATED SECURITY HOLDER MATTERS

a) There is no established public trading market for Registrant's units of limited partnership interest.

b) There are approximately 1,980 holders of units of limited partnership interest as of December 31, 1995.

c) See Item 6.-Selected Financial Data regarding Registrant's distributions, incorporated herein by reference as if set forth herein.

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)


ITEM 6. SELECTED FINANCIAL DATA

For the five years ended December 31, 1995.

                         1991       1992         1993       1994        1995
                         ----       ----         ----       ----        ----

Revenues           $   520,867     520,980     524,908     543,753     588,142
                    ==========  ==========  ==========  ==========  ==========
Net income (loss)  $  (201,622)    (32,453)      2,237    (656,016)     93,716
                    ==========  ==========  ==========  ==========  ==========
Net income (loss) per
 weighted average
 limited partnership
 unit outstanding  $  (4.05)       (.65)        .04      (13.17)       1.88
                    ==========  ==========  ==========  ==========  ==========

Total assets       $ 8,199,883   7,615,420   7,321,582   6,364,252   6,230,003
                    ==========  ==========  ==========  ==========  ==========
Partners' capital  $ 7,819,057   7,231,845   6,987,522   6,084,946   5,932,102
                    ==========  ==========  ==========  ==========  ==========
Distributions per
 weighted average
 limited partnership
 unit outstanding  $   5.00       11.25        5.00        5.00        5.00
                    ==========  ==========  ==========  ==========  ==========


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF I.R.E. PENSION INVESTORS, LTD. - II

A description of the Partnership's original investment properties follows:

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

   * Federal Express Distribution Center ("Federal Express") - A 38,000 square foot warehouse building located in Jacksonville, Florida.

The Partnership was organized on September 30, 1985, to engage in acquiring, improving, operating and holding for investment, income producing real properties. The Partnership's objectives were to invest in properties which would: 1) Preserve and protect the Partnership's original capital; 2) Provide long-term appreciation in the value of the Partnership's properties; and 3) Provide cash distributions to the Limited Partners.

In December 1986, the Partnership acquired Galleria and a minority interest in Holiday Inn. In December 1987, the Partnership acquired Federal Express. All of the above properties were net leased to their tenants. The lease payments on Holiday Inn, sold in December 1991, were determined solely as a percent of the hotel's revenue.

Rental income increased for the year ended December 31, 1995 as compared to the comparable period in 1994 as a result of a scheduled rental increase at Federal Express., effective July 1995.

Interest income increased for the year ended December 31, 1995 as compared to the comparable periods in 1994 and 1993 primarily due to increases in funds available for investment and yields on those investments.

Other income decreased for the year ended December 31, 1995 and 1994 as compared to the same period in 1993 due principally to decreased fees from investor transfers of partnership units.

During the fourth quarter of 1994, the carrying value of Galleria was reduced approximately $686,000 to its estimated fair value. This was based upon the existing lease terms as indicated on note 2 of Notes to Financial Statements. This $686,000 provision reduced net income for the 1995 fiscal year.

General and administrative expense to affiliates decreased for the year ended December 31, 1995 as compared to the 1994 and 1993 comparable periods primarily due to decreased costs associated with administrative and accounting service reimbursements. These cost reimbursements are associated with filing requirements to regulatory agencies, tax return preparation, general accounting services and monitoring of pending litigation.

Other general and administrative expenses decreased for the year ended December 31, 1995 as compared to the comparable period in 1994 primarily due to a reduction in auditing fees and bank charges associated with the partners' distribution account.

When the Partnership acquired the Galleria Professional Building in 1986, it executed a net lease with the seller, leasing the property back to the seller on a totally net basis. The lease requires a minimum annual rental of $217,000 per annum plus 10% of the property income, as defined, between $217,000 and $467,000 and 50% of the property income in excess of $467,000. Based on operations of the property, reflected in information provided by the tenant, no percentage rent is to be paid for 1995.

At December 31, 1995, Pension II had cash and cash equivalents of approximately $471,000 and approximately $1.4 million in Treasury Bills included in securities available for sale. From 1986 through 1989, the Partnership paid distributions equal to approximately 7% of original capital. Based upon Holiday Inn's operations, the January 1990 scheduled decline in minimum annual cash rent from Galleria, the potential costs associated with the litigation discussed in note 6 of the notes to financial statements, the potential costs associated with the asbestos at the Holiday Inn and in order to maintain an adequate level of liquidity, distributions for the first three quarters of 1990 were reduced to 4% per annum of original capital. With the additional annual reduction in rent payments of approximately $250,000 from the September 1990 lease modification on Galleria, distributions were further reduced to 2% per annum of original capital commencing with the distribution during the fourth quarter of 1990. During March 1992, the Partnership made a distribution of approximately $300,000, representing the Partnership's proportionate share of the cash proceeds received from the sale of the One West Nine Mile Holiday Inn. Management is of the opinion that the Partnership's liquidity, based on its current activities is adequate to meet anticipated, normal operating requirements during the near term.

In addition to the items discussed above, the Partnership's long term prospects will be primarily affected by future net income at Galleria and renewal of the Federal Express lease. Additionally, the Partnership might have to pay out approximately $110,000 plus attorney's fees in connection with the Kugler litigation. Due to the uncertain economic climate in general and the real estate market in particular, management cannot reasonably determine the Partnership's long term liquidity position.

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)


ITEM 8. INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report

Financial Statements:

   Balance Sheets - December 31, 1994 and 1995

   Statements of Operations - For each of the Years in the Three Year Period ended December 31, 1995

   Statements of Partners' Capital - For each of the Years in the Three Year Period ended December 31, 1995

   Statements of Cash Flows - For each of the Years in the Three Year Period ended December 31, 1995

   Notes to Financial Statements


ITEM 14. FINANCIAL STATEMENT SCHEDULES

   III. Properties and Accumulated Depreciation - December 31, 1995.

All other schedules are omitted as the required information is either not applicable or is presented in the financial statements and related notes.

                          INDEPENDENT AUDITORS' REPORT


The Partners
I.R.E. Pension Investors, Ltd. - II:

We have audited the financial statements of I.R.E. Pension Investors, Ltd. - II (a Florida Limited Partnership), as listed in the accompanying index. In connection with our audits of the financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of I.R.E. Pension Investors, Ltd. - II's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of I.R.E. Pension Investors, Ltd.
- II, at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





                                       KPMG PEAT MARWICK LLP


Fort Lauderdale, Florida
March 26, 1996

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

                                 Balance Sheets
                           December 31, 1994 and 1995


                                     Assets


                                                         1994        1995
                                                         ----        ----

Cash and cash equivalents                            $  267,806     470,925

Securities available for sale                         1,274,253   1,350,087

Investments in real estate:
   Office building                                    5,782,761   5,782,761
   Warehouse building                                 2,247,267   2,247,267
                                                      ---------   ---------
                                                      8,030,028   8,030,028
   Less accumulated depreciation                     (3,211,512) (3,624,114)
                                                      ---------   ---------
                                                      4,818,516   4,405,914

Other assets, net                                         3,677       3,077
                                                     ----------   ---------
                                                     $6,364,252   6,230,003
                                                     ==========   =========


                        Liabilities and Partners' Capital


Accrued expenses                                         40,853      45,366
Accounts payable                                         17,730      27,160
Other liabilities                                       218,678     223,988
Due to affiliates                                         2,045       1,387
                                                      ---------   ---------
      Total liabilities                                 279,306     297,901

Partners' capital:
   49,312 limited partnership units issued and
    outstanding                                       6,084,946   5,932,102
                                                      ---------   ---------

                                                     $6,364,252   6,230,003
                                                     ==========   =========




               See accompanying notes to financial statements.

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

                            Statements of Operations
    For each of the Years in the Three Year Period ended December 31, 1995


                                                1993        1994        1995
                                                ----        ----        ----

Revenues:
  Rental income                           $   489,147     489,147     496,290
  Interest income                              32,360      53,276      91,562
  Other income                                  3,401       1,330         290
                                            ---------   ---------   ---------
   Total revenues                             524,908     543,753     588,142
                                            ---------   ---------   ---------

Costs and expenses:
  Depreciation                                412,602     412,602     412,602
  Provision to state real estate
   at fair value                                 -        686,000        -
  Property operations:
   Property management fees to affiliate        4,891       4,891       4,963
   Other                                        8,961       8,651       7,235
  General and administrative:
   To affiliates                               49,606      39,989      32,113
   Other                                       46,611      47,636      37,513
                                              -------   ---------   ---------

     Total costs and expenses                 522,671   1,199,769     494,426
                                              -------   ---------    --------

Net income (loss)                         $     2,237    (656,016)     93,716
                                              =======   =========    ========

Net income (loss) per weighted average
  limited partnership unit outstanding    $       .04     (13.17)       1.88
                                              =======   ========     =======


               See accompanying notes to financial statements.

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

            Statements of Partners' Capital For each of the Years in
                  the Three Year Period ended December 31, 1995


                                            Limited     General
                                           Partners     Partners     Total
                                           --------     --------     -----
Balance at December 31, 1992              $7,228,334     3,511    7,231,845

Limited partner distributions               (246,560)     -        (246,560)

Net income                                     2,215        22        2,237
                                          ----------    ------   ----------

Balance at December 31, 1993               6,983,989     3,533    6,987,522

Limited partner distributions               (246,560)      -       (246,560)

Net (loss)                                  (649,456)   (6,560)    (656,016)
                                          ----------    ------   ----------

Balance at December 31, 1994               6,087,973    (3,027)   6,084,946

Limited partner distributions               (246,560)     -        (246,560)

Net income                                    92,779       937       93,716
                                           ---------    ------    ---------

Balance at December 31, 1995              $5,934,192     2,090    5,932,102
                                           =========    ======    =========






               See accompanying notes to financial statements.

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

                            Statements of Cash Flows
    For each of the Years in the Three Year Period Ended December 31, 1995


                                                1993        1994        1995
                                                ----        ----        ----

Operating Activities:
   Net income (loss)                      $     2,237    (656,016)     93,716
   Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
      Depreciation                            412,602     412,602     412,602
      Provision to state real estate
       at fair value                              -       686,000        -
      Non-cash portion of rental income       (33,828)    (33,828)    (33,828)
   Changes in operating assets and liabilities:
      Increase (decrease) in accrued
       expenses, accounts payable, other
       liabilities and due to affiliates      (15,687)    (20,926)     52,423
      Decrease (increase) in other
       assets, net                             (1,143)     (9,660)        600
                                             --------     -------     -------
Net cash provided by operating
   activities                                 364,181     378,172     525,513
                                             --------     -------     -------

Investing Activities:
   Redemption and sale of securities
    available for sale                          -           -       2,567,409
   Purchase of securities
    available for sale                          -      (1,265,073) (2,643,243)
                                             --------  ----------  ----------
Net cash provided(used) in
   investing activities                         -      (1,265,073)    (75,834)
                                             --------  ----------  ----------

Financing Activities:
   Limited partner distributions             (246,560)   (246,560)   (246,560)
                                             --------   ---------   ---------
Net cash used by financing
   activities                                (246,560)   (246,560)   (246,560)
                                             --------   ---------   ---------
Increase (decrease) in cash and
   cash equivalents                           117,621  (1,133,461)    203,119

Cash and cash equivalents at
   beginning of year                        1,283,646   1,401,267     267,806
                                            ---------   ---------   ---------

Cash and cash equivalents
   at end of year                         $ 1,401,267     267,806     470,925
                                            =========   =========   =========


               See accompanying notes to financial statements.

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

                          Notes to Financial Statements


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

I.R.E. Pension Investors, Ltd. - II (the "Partnership") was organized on September 30, 1985 in accordance with the provisions of the Florida Uniform Limited Partnership Act to invest in, hold and manage income producing real estate. A sufficient amount of capital was raised to allow funds to be released from escrow to the Partnership on December 26, 1985. The Partnership closed its offering of limited partnership units in October 1987 after having raised $12,373,750.

The Managing General Partner has complete authority in the management and control of the Partnership. I.R.E. Pension Advisors II, Corp. is the Managing General Partner and Alan B. Levan is the individual General Partner of the Partnership. The General Partners may serve in the same capacity for other entities having similar investment objectives. Should any conflicts of interest arise among these entities, the management of the managing general partners will, at their sole discretion, resolve such conflicts.

Basis of Financial Statement Presentation - The financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP"). In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and income and expenses for the periods presented. Actual results could differ significantly from those estimates. A material estimate that is susceptible to significant change in the next year relates to the determination of the allowance to state real estate at fair value.

Compensation to General Partners and Affiliates

The General Partners and/or their affiliates are entitled to receive compensation only as specified by the Partnership Agreement. The determination of amount and timing of payment is subject to certain limitations and to cash distribution preferences of limited partners. Following is a brief description of such compensation and the services to be rendered:

Underwriting Commissions:

      Due upon the sale of Partnership units of interest.

Non-recurring Acquisition Fees:

      Principally for evaluating and selecting real property for potential purchase by the Partnership.

Property Management Fee:

      Due for services in connection with the continuing professional property management of the Partnership properties.

Partnership Management Fee:

      Due for services rendered in evaluating and selecting properties for the Partnership, reviewing cash requirements including the determination of the amount and timing of distributions, if any, making decisions as to the nature and terms of the acquisition and disposition of such properties, selecting, retaining and supervising consultants, contractors, architects, engineers, lenders, borrowers, agents and others and otherwise generally managing the day-to-day operations of the Partnership.

Subordinated Real Estate Commissions:

      Related to sales of Partnership properties.

Interest in Cash from Sales or Financing:

      Due also for services as listed under "Partnership Management Fee".

Interest  in Net  Income and Net Loss as  Determined  for  Federal  Income Tax
Purposes:

      1% of net losses and the greater of (a) 1% of net income or (b) an amount of such net income which is in proportion to the percentage of cash distributed to the General Partners as a Partnership Management Fee or for their Interest in Cash From Sales or Financing.

Cash and cash equivalents

Cash equivalents include liquid investments with a maturity of three months or less.

Securities Available for Sale

The Partnership's securities are available for sale. In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("FAS 115") issued in May 1993 by the Financial Accounting Standards Board ("FASB"), these securities are carried at fair value, with any related unrealized appreciation or and depreciation reported as a separate component of partners capital. At December 31, 1994, the Partnership owned one treasury bill that matured in May 1995 in which cost approximated fair value. At December 31, 1995, the Partnership owned one treasury bill that matures in February 1996 in which cost approximated fair value.

Properties

The properties are stated at the lower of cost or fair value in the accompanying statements of financial condition. An allowance is provided, by property, in the event the carrying value of the property is greater than its fair value. The office building and distribution center are depreciated using the straight-line method over an estimated useful life of 20 years.

Income Taxes

The payment of income taxes is the obligation of the individual partners; therefore, there is no provision for income taxes in the accompanying financial statements. The Partnership's tax returns have not been examined by Federal or state taxing authorities.

Net income or loss reported for income tax purposes involves, among other things, various determinations relating to properties purchased. Although management of the Partnership believes that such determinations are appropriate, there can be no assurance that the Internal Revenue Service will not contest the Partnership's tax treatment of various items or, if contested, such treatment will be sustained by the Courts. Further, there is a possibility that the Treasury will amend existing regulations or promulgate new regulations, and such action may be retroactive. Accordingly, the tax status of the Partnership and the availability of prior and future income tax benefits to limited partners may be adversely affected.

Financial Reporting

The Partnership maintains its accounting records on a modified cash basis. The accompanying financial statements are presented on an accrual basis.

Rental Income

Rental income is recognized under the operating method whereby aggregate rentals are reported as income over the life of the lease and the costs and expenses are charged against such revenue. Rental income, from leases with non-level payments, is recognized ratably over the term of the lease.

New Accounting Standards

In 1995, the FASB issued Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." ("FAS 121"). FAS 121 requires that long-lived assets, assets held for sale and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the entity should estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the fair value of the asset. FAS 121 is effective for financial statements for fiscal years beginning after December 15, 1995. Earlier application is encouraged. Management is of the opinion that adoption of FAS 121 did not have a material effect on financial position or results of operations, upon adoption on January 1, 1996.

(2) PROPERTIES

Following is a brief description of the property investments made by the Partnership.

Galleria Professional Building

On December 31, 1986, the Partnership purchased a six story office building containing 60,965 square feet of net leasable area in Fort Lauderdale, Florida. The Partnership owns a leasehold interest in a long-term ground lease for two parcels of land which encompass the building site and parking areas. The lease commenced in 1955 and expires in 2054. Ground rent is currently $12,500 annually. Every 20 years the ground rent is adjusted to be equal to five percent of the then current appraised value of the ground. The last adjustment was in 1975. The Partnership also purchased the rights to the parking agreement with the Galleria Mall. The agreement requires rental payments and common area maintenance charges which currently aggregate approximately $19,500 annually. The parking agreement and ground lease have concurrent terms.

Simultaneous with the acquisition of the property, the Partnership executed a net lease with the seller, leasing the Property back to the Seller on a totally net basis. The terms of the lease require a minimum annual rental of $217,000 per annum plus 10% of the property income, as defined, between $217,000 and $467,000 and 50% of the property income in excess of $467,000. In accordance with generally accepted accounting principles, the rental income will be recognized ratably over the term of the lease. The ratable minimum rent through 2001 (the date of the buy/sell option discussed below) after the modification of the lease on September 1990 is $250,824 per year and such amount is recognized annually for financial statement purposes. The seller, as lessee, is responsible for any and all costs associated with the property, including but not limited to operating expenses, insurance, taxes, the ground lease and parking agreement payments.

Commencing 2002, the Partnership and the tenant have a buy/sell option for this property, which may be exercised by either the Partnership or the tenant. In essence, this option gives the tenant the right to purchase the property at its then fair market value or allows the Partnership to terminate the tenant lease. As part of this option, $6,000,000 plus the excess between approximately $100,000 per month and actual rent paid during the lease term (less certain defined offsets) can constitute the Partnership's offer under the option. In such event, if the tenant fails to purchase the property at such price, the lease would be terminated and the Partnership would have no obligation to pay any part of the offering price to the tenant.

At December 31, 1995, the Galleria Professional Building was approximately 97 percent occupied, with an average leasing rate of approximately $15.41 per square foot. As indicated above, the lessee is responsible for any and all costs associated with the property. Galleria Professional Building is located in Fort Lauderdale Florida on the Middle River Waterway. There are several mid-rise office buildings in the area. Galleria Mall, a large regional shopping center, is located east of this property. Rental rates of the mid-rise office buildings in close proximity to the Galleria Professional Building were similar to those being charged by the Galleria Professional Building.

During the fourth quarter of 1994, the carrying value of Galleria was reduced approximately $686,000 to its estimated fair value, based upon the existing lease terms as indicated above.

Federal Express Distribution Center

On December 15, 1987, the Partnership purchased, from an unaffiliated seller, a one story 37,500 square foot office/warehouse building in Jacksonville, Florida.

The building was designed for and is occupied solely by Federal Express Corporation pursuant to a ten year lease which commenced June 8, 1987 and expires June 30, 1997. No negotiations have yet been held regarding extension of the lease. The lease requires minimum annual rental payments as follows:

                           Term                            Amount
                  ----------------------                  --------
                  Through June 1992                       $216,660
                  July 1992 to June 1995                  $238,320
                  July 1995 to June 1997                  $252,612

The lease further requires the tenant to pay all expenses associated with the property including repairs and maintenance, real estate taxes, insurance and utilities.

Leases

The aggregate sum of the minimum lease rental payments to be received for the Galleria Professional Building and the Federal Express Distribution Center over the five succeeding years is approximately as follows:

                       Year ending December 31,
            ------------------------------------------------
          1996        1997        1998       1999         2000
        --------    -------     -------     -------     -------
      $ 470,000     343,000     217,000     217,000     217,000
        =======     =======     =======     =======     =======

The above table does not consider exercise of renewal options by existing tenants or renewal of leases expiring during above periods.

(3) COMPENSATION TO GENERAL PARTNERS AND AFFILIATES

During the year ending December 31, 1993, 1994 and 1995 compensation to general partners and affiliates were as follows:

                                              1993        1994       1995
                                              ----        ----       ----
Reimbursement for administrative
  and accounting services                 $  49,606      39,989      32,113
Property management fees                      4,891       4,891       4,963
                                              -----      ------      ------
Total                                     $  54,497      44,880      37,076
                                             ======      ======      ======


(4) RECONCILIATION OF NET INCOME AND PARTNERS' CAPITAL

The following reconciliation provides details of the nature and amount of differences between net income (loss) and partners' capital per the accompanying financial statements and the Partnership tax return.


                                                 1993        1994       1995
                                               --------    --------    ------
Net income (loss):
  Amount reported for financial statement
   purposes                                 $    2,237    (656,016)     93,716
  Difference in financial statement/tax
   depreciation expense                        202,719     202,719     202,719
  Difference between accrual basis of
   accounting used for financial
   statements and the method used for
   income tax purposes                         (46,674)    (29,472)    (31,444)
  Adjustment due to fair value
   considerations in the carrying
   value of real estate for financial
   statement purposes                              -       686,000         -
                                               -------     -------     -------
  Amount reported for income tax purposes   $  158,282     203,231     264,991
                                              ========    ========     =======

Partners' capital:

  Amount reported for financial statement
   purposes                                 $6,987,522   6,084,946   5,932,102
  Difference in financial statement/tax
   depreciation expense                      1,383,001   1,585,720   1,788,439
  Difference between accrual basis of
   accounting used for financial
   statements and the method used for
   income tax purposes                         307,823     278,351     246,907
  Difference due to fair value
   considerations in the carrying value
   of real estate for financial statement
   and income tax purposes                       -         686,000     686,000
  Cost of raising capital, deducted from
   partners' capital for financial
   statements and included in other
   assets for income tax purposes            1,501,488   1,501,488   1,501,488
                                             ---------- ----------  ----------
  Amount reported for income tax purposes   $10,179,834 10,136,505  10,154,936
                                             ========== ==========  ==========

(5) OTHER LIABILITIES

Other liabilities at December 31, 1994 and 1995 consists primarily of unearned rental income, which, as stated in the Summary of Significant Accounting Policies (note 1), arises from leases with non-level payments being recognized ratably over the term of the lease.

(6) LITIGATION

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

In November 1988, Plaintiff's class action claims were dismissed by the Court. Amended complaints, including additional named plaintiffs, were filed subsequent to the dismissal of the class action claims. Motions to dismiss were filed on behalf of the Partnership and the other co-defendants. In December 1989, the Court ordered that the Partnership and the other co-defendants rescind sales of any plaintiff that brought suit within three years of the date of sale. In accordance with the Court's order, in April 1990, funds were placed in escrow to rescind sales of 179 Partnership units. Approximately $52,000 was placed in escrow representing $34,700 for the rescission of units and $17,300 for interest thereon. The financial statements reflected the rescission of units as a reduction of partners' capital and included the interest portion as a charge to general and administrative, other in 1990.

Plaintiffs appealed, among other items, the Court's order with respect to plaintiffs that brought suit after three years of the date of sale. In February 1993, the Appellate court ruled that the statute of limitations was tolled during the pendency of the class action claims. The Partnership and the other co-defendants sought leave to appeal before the Illinois Supreme Court and on October 6, 1993, the leave to appeal was denied. Plaintiff's claims are now pending in Circuit Court. In March 1994, plaintiffs filed a purported Class Action Amendment seeking to consolidate and amend their claims. The amendment sought to continue the claims against the predecessor partnerships along with their general partners and sought to add BFC as a defendant. The plaintiffs also moved for class certification. Before plaintiffs responded or the motions were heard, plaintiffs filed a new motion for leave to file consolidated class action amendments and a new motion for class certification. The new version of plaintiffs pleadings are substantially identical to the pleadings filed in March 1994. Motions to dismiss and to deny class certification have been filed. In August 1995, the Court granted plaintiffs' motion to consolidate and granted plaintiffs' leave to file an amended complaint. According to the Court's ruling, the consolidated class action may include the claims of all individuals who joined the individual actions and the claims of all persons who bought relevant partnership interests but who never had joined the prior actions. This ruling expanded the number of potential claims. In September 1995, plaintiffs filed a consolidated class action amendment. In October 1995, an answer was filed admitting certain allegations but denying that plaintiffs had demonstrated entitlement to recovery under the Illinois Securities Act. In December 1995, plaintiffs filed a motion for summary judgment arguing that the Court already has ruled against defendants on the only outstanding issue, whether class members gave the required notice within six months of the time they learned of their rights. A hearing for summary judgment was held in March 1996. The Court has indicated that they will rule on the summary judgment motion during April 1996.

Plaintiffs filing for summary judgment includes class members with original investments of $67,750 and total claims relating to those adjustments of approximately $110,000 plus attorney's fees. A provision of $45,000 has been made in the accompanying financial statements for interest on amounts that would be due upon rescission, however, the financial statements do not reflect a rescission of the units subject to the Court ruling. Accordingly partners' capital, units outstanding, per unit information, including income (loss) per unit amounts, have not been adjusted for the potential rescission of units.

                                                                    SCHEDULE III

                        I.R.E. Pension Investors, Ltd.-II
                    Properties and Accumulated Depreciation
                                December 31, 1995


                                Galleria       Federal Express
                              Professional      Distribution
                              Office Bldg.         Center
                             Ft. Lauderdale     Jacksonville
                                 Florida           Florida          Total
                             --------------    -------------      ---------
Acquisition Date                 12/86              12/87

Encumbrances            $         -                  -                -
                             =========          =========          ====

Initial Costs:
   Land                 $         -               470,981           470,981
   Building and
    Improvements             6,285,472          1,771,786         8,057,258
                             ---------          ---------         ---------
                             6,285,472          2,242,767         8,528,239
                             ---------          ---------         ---------

Improvements:
 Costs capitalized
  subsequent to
  acquisition:
   Land                           -                   945               945
   Building and
    Improvements               183,289              3,555           186,844
                             ---------          ---------         ---------
                               183,289              4,500           187,789
                             ---------          ---------         ---------

Allowance to state real
 estate at fair
 value                        (686,000)              -             (686,000)
                              ---------         ---------          ---------
                              (686,000)              -             (686,000)
                              ---------         ---------          ---------

Gross Amount:
   Land                           -               471,926           471,926
   Building and
    Improvements             5,782,761          1,775,341         7,558,102
                             ---------          ---------         ---------

    Total                    5,782,761          2,247,267         8,030,028
                             =========          =========         =========
Accumulated
 Depreciation           $    2,906,598            717,516         3,624,114
                             =========          =========         =========

Life on which
 depreciation
  is computed                 20 years          20 years
                              ========          ========

                                                        SCHEDULE III Continued

                        I.R.E. Pension Investors, Ltd.-II
         Reconciliation of Cost and Accumulated Depreciation For each of the Years in the Three Year Period ended December 31, 1995


                                       1993            1994           1995
                                     --------        ------         ------
Cost:

Balance at beginning of period   $  8,716,028      8,716,028       8,030,028
 Allowance to state real
   estate at fair
   value                                -           (686,000)          -
                                    ---------      ---------       -----
    -
Balance at end of period         $  8,716,028      8,030,028       8,030,028
                                    =========      =========       =========



Accumulated Depreciation:

Balance at beginning of period   $  2,386,308      2,798,910       3,211,512
  Additions:
    Depreciation                      412,602        412,602         412,602
                                    ---------     ----------      ----------

Balance at end of period         $  2,798,910      3,211,512       3,624,114
                                    =========      =========       =========

The aggregate basis for Federal income tax purposes (not reduced by accumulated depreciation) of the above properties was approximately $8,716,000 at December 31, 1995.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.
                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Registrant has no directors or officers.

a)  Directors.

    Listed below are the directors of I.R.E. Pension Advisors II, Corp., Managing General Partner of Registrant, all of whom are to serve until the election and qualification of their respective successors unless sooner removed from office:
                    NAME                  AGE         POSITIONS HELD
               ----------------------     ---       -------------------
               Alan B. Levan              51        Director since 1985

               Earl Pertnoy               69        Director since 1985

               Carl E. B. McKenry, Jr.    66        Director since 1985

b)  Executive Officers.

    Listed  below are the  executive  officers of I.R.E.  Pension  Advisors  II,
    Corp., all of whom are to serve until they resign or are replaced by the Board of Directors:
                  NAME                   AGE           POSITIONS HELD
               ----------------------     ---       -------------------
               Alan B. Levan              51        President since 1985

               Glen R. Gilbert            51        Senior   Vice    President
                                                    since     1985;      Chief
                                                    Financial   Officer  since
                                                    1987; Secretary since 1988

c)  Certain Significant Employees.

    Not applicable.

d)  Family Relationships.

    Not applicable.

e)  Business Experience.

    ALAN B. LEVAN formed the I.R.E. Group in 1972. Since 1978, he has been the Chairman of the Board, President, and Chief Executive Officer of BFC Financial Corporation (or its predecessor companies), a financial services and savings bank holding company. He is also Chairman of the Board and President of I.R.E. Realty Advisors, Inc., I.R.E. Properties, Inc., I.R.E. Realty Advisory Group, Inc., U.S. Capital Securities, Inc., and Florida Partners Corporation. Mr. Levan is also Chairman of the Board and Chief Executive Officer of BankAtlantic Bancorp, Inc. Mr. Levan is also an individual general partner and an officer and a director of the corporate general partners of various public limited partnerships (including the Registrant), all of which are affiliated with BFC Financial Corporation.

    GLEN R. GILBERT has been Senior Vice President of BFC Financial Corporation since 1984, Chief Financial Officer since 1987 and Secretary since 1988. Mr. Gilbert has been a certified public accountant since 1970. Mr. Gilbert serves as an officer of Florida Partners Corporation and of the corporate general partners of various public limited partnerships (including the Registrant), all of which are affiliated with BFC Financial Corporation.

    EARL PERTNOY has been for more than the past five years a real estate investor and developer. He has been a director of BFC Financial Corporation and its predecessor companies since 1978. He is a director of the corporate general partners of various public limited partnerships (including the Registrant) all of which are affiliated with BFC Financial Corporation.

    CARL E. B. McKENRY, JR. is the Director of the Small Business Institute at the University of Miami in Coral Gables, Florida. He has been associated in various capacities with the University since 1955. He has been a director of BFC Financial Corporation since 1981 and is a director of the corporate general partners of various public limited partnerships (including the Registrant) all of which are affiliated with BFC Financial Corporation.

f)  Certain Legal Proceedings.

    None.

ITEM 11. EXECUTIVE COMPENSATION

a)  Cash Compensation.

    The Registrant has no officers or directors.

    The Registrant did not pay salaries or expenses of the officers and directors of the general partner of the Registrant in 1995, except for travel and other expenses directly related to activities of the Registrant.

b)  Compensation Pursuant to Plans.

    Registrant has no annuity, pension or retirement plan for any director, officer or employee.

c)  Other Compensation.

    Not applicable.

d)  Compensation of Directors.

    Registrant has no directors.

e)  Termination of Employment and Change of Control Arrangement.

    Not applicable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

a)  No person owns 5% or more of Registrant's voting securities.

b) Registrant has no officers or directors. The following information is provided with respect to units owned by directors and officers of the managing general partner.
                                                      (3)
                                                   AMOUNT AND
                                   (2)              NATURE OF      (4)
       (1)                NAME AND ADDRESS OF       BENEFICIAL    PERCENT
    TITLE OF CLASS        BENEFICIAL OWNER          OWNERSHIP     OF CLASS
    -----------------     ----------------------   -----------    --------
                               (i)
    Units of Limited         Alan B. Levan          20 Direct    0% (approx.)
    Partnership           1750 E. Sunrise Blvd.
    Interest              Ft. Lauderdale, FL  33304

                             All other directors and
                            officers of the Managing
                          General Partner as a
                          group                      0 Direct    .0%
                                                    ---------    ---
                                   TOTAL            20 Direct    .0% (approx.)
                                                    =========    ===

    (i) Alan B. Levan is a general partner of Registrant and is President and Director of the Managing General Partner.

c) Registrant knows of no contract or other arrangement that could result in a change in control of registrant.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

a) & b) During the year ending December 31, 1995, the following entities received the fees and payments indicated for services rendered with respect to the Registrant:

                   NAME AND
            RELATIONSHIP TO REGISTRANT    TRANSACTION               AMOUNT
            --------------------------    -----------------         --------
            BFC Financial Corporation     Reimbursement for
            or subsidiaries,              administrative and
            Affiliates of the General      accounting services      $ 32,113
            Partners
                                      Property management fees      $  4,963

c)  Indebtedness of Management.

    None.

d)  Transactions with Promoters.

    Not applicable.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A-1.    See Item 8. Financial Statements and Supplementary Data.

A-2.    See Item 8. Financial Statements and Supplementary Data.

A-3.    Exhibits:

        (3) Articles of incorporation and by-laws. Limited Partnership Agreement set forth as Exhibit A to the Prospectus of the Partnership dated October 4, 1985, as filed with the Commission pursuant to Rule 424(c), is hereby incorporated herein by reference.

        (4) Instruments defining the rights of security holders, including indentures - Not applicable.

        (9)    Voting trust agreement - Not applicable.

        (10)   Material contracts - Not applicable.

        (11)   Statement  re   computation   of  per  share   earnings  -  Not
               applicable.

        (12)   Statements re computation of ratios - Not applicable.
        (13) Annual report to security holders, Form 10-Q or quarterly report to security holders - Not applicable.

        (18)   Letter re change in accounting principles - Not applicable.

        (19)   Previously unfiled documents - Not applicable.

        (22)   Subsidiaries of the Registrant - Not applicable.

        (23) Published report regarding matters submitted to a vote of security holders - Not applicable.

        (24)   Consents of experts and counsel - Not applicable.

        (25)   Power of attorney - Not applicable.

        (27)   Financial data schedule - Included as Exhibit 27.

        (28)   Additional exhibits - None.

        (29) Information from reports furnished to state insurance regulatory authorities - Not applicable.

B.  REPORTS ON FORM 8-K

    No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

    No annual report or proxy material for the year 1995 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      I.R.E. PENSION INVESTORS, LTD. - II
                                      Registrant
                                By:   I.R.E. Pension Advisors-II, Corp.,
                                      Managing General Partner



                                       -----------------------
                                By:   /S/ Alan B. Levan
                                      Alan B. Levan, President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Managing General Partner on behalf of the Registrant and in the capacities and on the dates indicated.




/S/ Alan B. Levan                                           March 26, 1996
-------------------------------------------------------
Alan B. Levan, Director and Principal Executive Officer






/S/ Earl Pertnoy                                            March 26, 1996
-------------------------------------------------------
Earl Pertnoy, Director






/S/ Carl E.B. McKenry, Jr.                                  March 26, 1996
-------------------------------------------------------
Carl E. B. McKenry Jr., Director