Form 10-Q
period 1996-03-31
IRE PENSION INVESTORS LTD-II
filed 1996-05-15
CIK 775440

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For the Quarter Ended                                 Commission File Number
    March 31, 1996                                           0-14188
- ---------------------                                 ----------------------



                        I.R.E. PENSION INVESTORS, LTD.-II
                  (Exact name of Registrant as specified in its
                       Certificate of Limited Partnership)


        Florida                                  59-2582239
(State of Organization)               (I.R.S. Employer Identification Number)
- -----------------------               ---------------------------------------


1750 E. Sunrise Boulevard
Fort Lauderdale, Florida                                             33304
- ---------------------------------------                            --------
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

                              Yes   X      No
                                  -----       -----

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

                            Statements of Operations
                Three Month Periods ended March 31, 1995 and 1996
                                   (Unaudited)


                                                 Three Months Ended
                                                      March 31,
                                                ------------------
                                                1995          1996
                                                ----          ----

Revenues:
   Rental income                             $ 122,287        125,860
   Interest income                              21,888         22,378
   Other income                                     80             60
                                               -------        -------
Total revenues                                 144,255        148,298
                                               -------        -------

Costs and expenses:
   Depreciation                                103,150        103,150
   Property operations:
    Property management fees
     to affiliate                                1,223          1,259
    Other                                        1,964          1,655
   General and administrative:
     To affiliates                               8,722          8,669
     Other                                      15,557         15,131
                                               -------        -------
       Total costs and expenses                130,616        129,864
                                               -------        -------

Net income                                   $  13,639         18,434
                                               =======        =======

Net income per weighted
   average limited partnership
   unit outstanding                          $     .27            .37
                                               =======        =======



           See accompanying notes to unaudited financial statements.

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

                                 Balance Sheets
                      December 31, 1995 and March 31, 1996
                                   (Unaudited)


                                     Assets


                                                December 31,       March 31,
                                                    1995             1996
                                                    ----             ----

Cash and cash equivalents                      $    470,925         264,798

Securities available for sale                     1,350,087       1,609,427

Investments in real estate:
   Office building                                5,782,761       5,782,761
   Warehouse building                             2,247,267       2,247,267
                                                -----------     -----------
                                                  8,030,028       8,030,028
   Less accumulated depreciation                 (3,624,114)     (3,727,264)
                                                -----------     -----------
                                                  4,405,914       4,302,764

Other assets, net                                     3,077           1,689
                                                 ----------      ----------
                                               $  6,230,003       6,178,678
                                                 ==========      ==========


                        Liabilities and Partners' Capital



Accrued expenses                                     45,366          45,920
Accounts payable                                     27,160          26,328
Other liabilities                                   223,988         215,531
Due to affiliates                                     1,387           2,003
                                                 ----------      ----------
   Total liabilities                                297,901         289,782

Partners' capital:
 49,312 limited partnership units issued
   and outstanding                                5,932,102       5,888,896
                                                 ----------      ----------
                                               $  6,230,003       6,178,678
                                                 ==========      ==========



          See accompanying notes to unaudited financial statements.

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

                         Statement of Partners' Capital
                    For the Three Months Ended March 31, 1996
                                   (Unaudited)


                                        Limited     General
                                        Partners    Partners      Total
                                        --------    --------      -----

Balance at December 31, 1995       $   5,934,192      (2,090)  5,932,102

Limited partner distributions            (61,640)        -       (61,640)

Net income                                18,250         184      18,434
                                       ---------     -------   ---------

Balance at March 31, 1996          $   5,890,802      (1,906)  5,888,896
                                       =========     ========  =========



          See accompanying notes to unaudited financial statements.

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

                            Statements of Cash Flows
           For the Three Months Periods ended March 31, 1995 and 1996
                                   (Unaudited)


                                                       1995           1996
                                                     --------       ------

Operating Activities:
Net income                                      $     13,639        18,434
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation                                     103,150       103,150
    Non-cash portion of rental income                 (8,457)       (8,457)
Changes in operating assets and liabilities:
      Increase  in accrued expenses,
         accounts payable, other liabilities,
         and due to affiliates                        32,680           338
      Decrease in other assets, net                    1,702         1,388
                                                   ---------    ----------
Net cash provided by operating activities            142,714       114,853
                                                   ---------    ----------

Investing Activities:
  Decrease in securities available for sale              -       1,350,087
  (Increase) in securities available for sale        (18,515)   (1,609,427)
                                                   ---------    ----------
Net cash (used) in investing activities              (18,515)     (259,340)
                                                   ---------    ----------

Financing Activities:
  Limited partner distributions                      (61,640)      (61,640)
                                                    --------     ---------
Net cash (used) in financing activities              (61,640)      (61,640)
                                                    --------     ---------

Increase (decrease) in cash and cash equivalents      62,559      (206,127)

Cash and cash equivalents at beginning of year       267,806       470,925
                                                    --------    ----------

Cash and cash equivalents at end of quarter     $    330,365       264,798
                                                    ========    ==========



           See accompanying notes to unaudited financial statements.

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

                   Notes to Unaudited Financial Statements
                                 March 31, 1996

Note 1 - General
- ----------------

The accompanying financial statements have been prepared by the Partnership in accordance with the accounting policies described in its 1995 Annual Report and should be read in conjunction with the notes to financial statements which appear in that report.

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

Plaintiffs appealed, among other items, the Court's order with respect to plaintiffs that brought suit after three years of the date of sale. In February 1993, the Appellate court ruled that the statute of limitations was tolled during the pendency of the class action claims. Therefore, those investors that purchased partnership interests after November 28, 1995 may be entitled to rescission. In September 1995, plaintiffs filed a motion for leave to file consolidated class action amendments and a new motion for class certification. In October 1995, an answer was filed admitting certain allegations but denying that plaintiffs had demonstrated entitlement to recovery under the Illinois Securities Act. In December 1995, plaintiffs filed a motion for summary judgment arguing that the Court already has ruled against defendants on the only outstanding issue, whether class members gave the required notice within six months of the time they learned of their rights. A hearing for summary judgment was held in March 1996 and in April 1996, the court entered summary judgement against the Partnership.

Plaintiffs filing for summary judgment includes class members with original investments of $67,750 and total claims relating to those investments of approximately $110,000 plus attorney's fees. A provision of $46,000 has been made in the accompanying financial statements for interest on amounts that would be due upon rescission, however, the financial statements do not reflect a rescission of the units. Accordingly partners' capital, units outstanding, per unit information, including income (loss) per unit amounts, have not been adjusted for the potential rescission of units.

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

Note 4 - Compensation to General Partners and Affiliates
- --------------------------------------------------------

During the three month periods ended March 31, 1995 and 1996 compensation to general partners and affiliates were as follows:


                                    Three Months Ended
                                        March 31,
                                    ------------------
                                     1995        1996
                                     ----        ----

Reimbursement for
 administrative and
 accounting services             $   8,722       8,669
Property management fees             1,223       1,259
                                   -------     -------
Total                            $   9,945       9,928
                                    ======     =======


Note 5 - Securities Available for Sale
- --------------------------------------

The Partnership's securities are available for sale and are carried at fair value, with any related unrealized appreciation and or depreciation reported as a separate component of partners capital. At December 31, 1995, the Partnership owned one treasury bill that matured in February 1996 in which cost approximated fair value. At March 31, 1996, the Partnership owned one treasury bill that matures in May 1996 in which cost approximates fair value.

Note  6 - Management Representation
- -----------------------------------

In the opinion of Partnership Management, all adjustments, none of which were other than normal recurring accruals, necessary for a fair presentation of the accompanying financial information have been included.

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

         Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                                 March 31, 1996


A description of the Partnership's investment properties follows:

  * Federal Express Distribution Center ("Federal Express") - A 38,000 square foot warehouse building located in Jacksonville, Florida.

  * Galleria Professional Building ("Galleria") - A 61,000 square foot office building located in Fort Lauderdale, Florida.

Galleria and Federal Express are net leased to their tenants.

Rental income increased approximately $4,000 for the three month period ended March 31, 1996 as compared to the 1995 period as a result of a scheduled rental increase at Federal Express, effective July 1995.

At March 31, 1996, the Partnership had cash and cash equivalents amounting to approximately $265,000 and approximately $1.6 million in Treasury Bills included in securities available for sale. Management is of the opinion that the Partnership's present liquidity, based on its current activities is adequate to meet anticipated, normal operating requirements during the near term.

In addition to the items discussed above, the Partnership's long term prospects will be primarily effected by future net income at Galleria and renewal of the Federal Express lease. Additionally, the Partnership might have to pay out approximately $110,000 plus attorney's fees in connection with the the litigation discussed in note 2. Due to the uncertain economic climate in general and the real estate market in particular, management cannot reasonably determine the Partnership's long term liquidity position.

                       I.R.E. Pension Investors, Ltd. -II
                         (A Florida Limited Partnership)

                           Part II - Other Information
                                 March 31, 1996


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



                                    I.R.E. PENSION INVESTORS, LTD.-II
                                   Registrant
                              By:   I.R.E. Pension Advisors II, Corp.
                                    Managing General Partner of Registrant




Date:  May 14, 1996           By:    /s/ Glen R. Gilbert
                                    --------------------
                                    Glen R. Gilbert, Senior Vice President
                                      and Chief Financial Officer