Form 10-Q
period 1996-06-30
IRE PENSION INVESTORS LTD-II
filed 1996-08-07
CIK 775440

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


                Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For the Quarter Ended                                 Commission File Number
    June 30, 1996                                            0-14188



                        I.R.E. PENSION INVESTORS, LTD.-II
                  (Exact name of Registrant as specified in its
                       Certificate of Limited Partnership)


        Florida                                  59-2582239
(State of Organization)               (I.R.S. Employer Identification Number)


1750 E. Sunrise Boulevard
Fort Lauderdale, Florida                                             33304
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

                              Yes  [X]      No   [ ]

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

              Statements of Operations For the Six and Three Month
                      Periods ended June 30, 1995 and 1996
                                   (Unaudited)


                                    Six Months Ended        Three Months Ended
                                       June 30,                  June 30,
                                       --------                  --------
                                    1995        1996         1995       1996
                                    ----        ----         ----       ----
Revenues:
   Rental income                $  244,574      251,720    122,287    125,860
   Interest income                  44,256       44,659     22,368     22,281
   Other income                        140          150         60         90
                                   -------      -------    -------    -------
Total revenues                     288,970      296,529    144,715    148,231
                                   -------      -------    -------    -------

Costs and expenses:
   Depreciation                    206,301      206,301    103,151    103,151
   Property operations:
    Property management fees
     to affiliate                    2,446        2,517      1,223      1,258
    Other                            3,923        3,328      1,959      1,673
   General and administrative:
     To affiliates                  17,552       16,220      8,830      7,551
     Other                          23,868       28,575      8,311     13,444
                                   -------      -------    -------    -------
       Total costs and expenses    254,090      256,941    123,474    127,077
                                   -------      -------    -------    -------

Net income                      $   34,880       39,588     21,241     21,154
                                   =======      =======    =======    =======

Net income per weighted
   average limited partnership
   unit outstanding             $      .70          .79        .43        .42
                                   =======      =======    =======    =======


            See accompanying notes to unaudited financial statements.

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

                                 Balance Sheets
                       December 31, 1995 and June 30, 1996
                                   (Unaudited)


                                     Assets


                                                December 31,       June 30,
                                                    1995             1996
                                                    ----             ----

Cash and cash equivalents                      $    470,925         257,247

Securities available for sale                     1,350,087       1,629,832

Investments in real estate:
   Office building                                5,782,761       5,782,761
   Warehouse building                             2,247,267       2,247,267
                                                -----------     -----------
                                                  8,030,028       8,030,028
   Less accumulated depreciation                 (3,624,114)     (3,830,409)
                                                -----------     -----------
                                                  4,405,914       4,199,619

Other assets, net                                     3,077             100
                                                 ----------      ----------
                                               $  6,230,003       6,086,798
                                                 ==========      ==========


                        Liabilities and Partners' Capital



Accrued expenses                                     45,366          47,055
Accounts payable                                     27,160          21,614
Other liabilities                                   223,988         167,940
Due to affiliates                                     1,387           1,779
                                                 ----------      ----------
   Total liabilities                                297,901         238,388

Partners' capital:
 49,312 limited partnership units issued
   and outstanding                                5,932,102       5,848,410
                                                 ----------      ----------
                                               $  6,230,003       6,086,798
                                                 ==========      ==========


            See accompanying notes to unaudited financial statements.

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

                         Statement of Partners' Capital
                     For the Six Months Ended June 30, 1996
                                   (Unaudited)


                                        Limited     General
                                        Partners    Partners      Total
                                        --------    --------      -----
Balance at December 31, 1995       $   5,934,192      (2,090)  5,932,102

Limited partner distributions           (123,280)        -      (123,280)

Net income                                39,192         396      39,588
                                       ---------     -------   ---------

Balance at June 30, 1996           $   5,850,104      (1,694)  5,848,410
                                       =========     =======   =========


            See accompanying notes to unaudited financial statements.

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

                            Statements of Cash Flows
                 For the Six Months Ended June 30, 1995 and 1996
                                   (Unaudited)


                                                       1995          1996
                                                     --------       ------

Operating Activities:
Net income                                      $     34,880        39,588
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation                                     206,301       206,301
    Non-cash portion of rental income                (16,914)      (16,914)
Changes in operating assets and liabilities:
      Increase (decrease) in accrued expenses,
         accounts payable, other liabilities,
         and due to affiliates                        48,758       (42,599)
      Decrease in other assets, net                    3,577         2,971
                                                   ---------    ----------
Net cash provided by operating activities            276,602       189,347
                                                   ---------    ----------

Investing Activities:
  Decrease in securities available for sale              -       2,949,941
  (Increase) in securities available for sale        (36,982)   (3,229,686)
Net cash (used) in investing activities              (36,982)     (279,745)
                                                   ---------    ----------

Financing Activities:
  Limited partner distributions                     (123,280)     (123,280)
                                                   ---------    ----------
Net cash (used) in financing activities             (123,280)     (123,280)
                                                   ---------    ----------

Increase (decrease) in cash and cash equivalents     116,340      (213,678)

Cash and cash equivalents at beginning of year       267,806       470,925
                                                     -------    ----------

Cash and cash equivalents at end of quarter     $    384,146       257,247
                                                     =======    ==========


            See accompanying notes to unaudited financial statements.

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

                   Notes to Unaudited Financial Statements
                                  June 30, 1996

Note 1 - General
- ----------------

The accompanying financial statements have been prepared by the Partnership in accordance with the accounting policies described in its 1995 Annual Report and should be read in conjunction with the notes to financial statements which appear in that report.

Note 2 - Litigation
- -------------------

In  connection  with  certain  litigation  relating  to an  action  filed  by an individual investor against two individual defendants, who allegedly sold securities without being registered as securities brokers, two corporations organized and controlled by such individuals, and against approximately sixteen publicly offered limited partnerships, including the Partnership, (See Item 3. "Litigation", Kugler, et.al. v. Gordon, Boula, et.al. in the Partnership's 1995 Annual Report) in April 1996, the Court entered summary judgment against the Partnership. As a result of the summary judgment, it is estimated that class members with original investments of approximately $67,750 having claims amounting to approximately $112,000 (including interest through July 31, 1996 but not including attorney's fees to plaintiffs counsel) will have to be paid by the Partnership. It is anticipated that amounts will be finalized and payments thereon will occur during the third quarter of 1996. A liability for approximately $47,000 has been previously established for this matter and is included in the accompanying financial statements for interest on amounts that would be due upon rescission, however, the financial statements do not reflect a rescission of the units. Accordingly, partners' capital, units outstanding, per unit information, including income (loss) per unit amounts, have not been adjusted for the rescission of units.

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

Note 4 - Compensation to General Partners and Affiliates
- --------------------------------------------------------

During the six and three month periods ended June 30, 1995 and 1996 compensation to general partners and affiliates were as follows:

                                    Six Months Ended        Three Months Ended
                                       June 30,                  June 30,
                                       --------                  --------
                                    1995        1996         1995    1996
                                    ----        ----         ----    ----
Reimbursement for
 administrative and
 accounting services             $  17,552      16,220       8,830    7,551
Property management fees             2,446       2,517       1,223    1,258
                                   -------     -------      ------   ------
Total                            $  19,998      18,737      10,053    8,809
                                   =======     =======      ======   ======

Note 5 - Securities Available for Sale
- --------------------------------------

The Partnership's securities are available for sale and are carried at fair value, with any related unrealized appreciation and or depreciation reported as a separate component of partners capital. At December 31, 1995, the Partnership owned one treasury bill that matured in February 1996 in which cost approximated fair value. At June 30, 1996, the Partnership owned one treasury bill that matures in August 1996 in which cost approximates fair value.

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

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                                  June 30, 1996


A description of the Partnership's investment properties follows:

  * Federal Express Distribution Center ("Federal Express") - A 38,000 square foot warehouse building located in Jacksonville, Florida.

  * Galleria Professional Building ("Galleria") - A 61,000 square foot office building located in Fort Lauderdale, Florida.

Galleria and Federal Express are net leased to their tenants.

Rental income increased approximately $7,000 and $4,000 for the six and three month periods ended June 30, 1996 as compared to the 1995 period as a result of a scheduled rental increase at Federal Express, effective July 1995.

Other general and administrative expenses increased approximately $5,000 for the six and three month periods ended June 30, 1996 primarily due to an increase in legal fees associated with the litigation discussed in note 2 and preparation of draft sale contract and review of lease of Federal Express.

At June 30, 1996, the Partnership had cash and cash equivalents amounting to approximately $257,000 and Treasury Bills of approximately $1.6 million Treasury Bills included in securities available for sale. Management is of the opinion that the Partnership's present liquidity, based on its current activities is adequate to meet anticipated, normal operating requirements during the near term.

In addition to the items discussed above, the Partnership's long term prospects will be primarily effected by future net income at Galleria and renewal of the Federal Express lease. Additionally, the Partnership might have to pay out approximately $112,000 plus attorney's fees in connection with the litigation discussed in note 2. Due to the uncertain economic climate in general and the real estate market in particular, management cannot reasonably determine the Partnership's long term liquidity position.

                       I.R.E. Pension Investors, Ltd. -II
                         (A Florida Limited Partnership)

                           Part II - Other Information
                                  June 30, 1996


Item 1 - Legal Proceedings
- --------------------------

Kugler, et.al., on behalf of themselves and all others similarly situated, v. Gordon, Boula, Financial Concepts, Ltd., et.al. In the Circuit Court of Cook County, Illinois. In connection with certain litigation relating to an action filed by an individual investor against two individual defendants, who allegedly sold securities without being registered as securities brokers, two corporations organized and controlled by such individuals, and against approximately sixteen publicly offered limited partnerships, including the Partnership, (See Item 3. "Litigation", Kugler, et.al. v. Gordon, Boula, et.al. in the Partnership's 1995 Annual Report) in April 1996, the Court entered summary judgment against the Partnership. As a result of the summary judgment, it is estimated that class members with original investments of approximately $67,750 having claims amounting to approximately $112,000 (including interest through July 31, 1996 but not including attorney's fees to plaintiffs counsel) will have to be paid by the Partnership. It is anticipated that amounts will be finalized and payments thereon will occur during the third quarter of 1996. A liability for approximately $47,000 has been previously established for this matter and is included in the accompanying financial statements for interest on amounts that would be due upon rescission, however, the financial statements do not reflect a rescission of the units. Accordingly, partners' capital, units outstanding, per unit information, including income (loss) per unit amounts, have not been adjusted for the rescission of units.

Item 2 through 5
- ----------------

Not applicable.

Item 6 - Exhibits and Reports on Form 8-K
- -----------------------------------------

a.    Exhibit 27 - Financial data schedule

b.    No report on Form 8-K was filed during the quarter ended June 30, 1996.




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    I.R.E. PENSION INVESTORS, LTD.-II
                                    ---------------------------------
                                    Registrant
                              By:   I.R.E. Pension Advisors II, Corp.
                                    Managing General Partner of Registrant




Date:  August 6, 1996         By:    /s/ Glen R. Gilbert
                                    --------------------------------------
                                    Glen R. Gilbert, Senior Vice President
                                      and Chief Financial Officer