Form 10-Q
period 1996-09-30
IRE PENSION INVESTORS LTD-II
filed 1996-11-14
CIK 775440

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                    FORM 10-Q



                  Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934



For the Quarter Ended                                 Commission File Number
  September 30, 1996                                         0-14188





                        I.R.E. PENSION INVESTORS, LTD.-II
                  (Exact name of Registrant as specified in its
                       Certificate of Limited Partnership)




        Florida                                  59-2582239
(State of Organization)               (I.R.S. Employer Identification Number)



1750 E. Sunrise Boulevard
Fort Lauderdale, Florida                                             33304_
(Address of Principal Executive Offices)                          (Zip Code)



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

                            Statements of Operations
     For the Nine and Three Month Periods ended September 30, 1995 and 1996
                                   (Unaudited)


                                    Nine Months Ended       Three Months Ended
                                      September 30,            September 30,
                                      -------------            -------------
                                    1995        1996         1995       1996
                                    ----        ----         ----       ----

Revenues:
   Rental income                $  370,431      377,580    125,857    125,860
   Interest income                  67,620       68,111     23,364     23,452
   Other income                        200          680         60        530
                                   -------      -------    -------    -------
Total revenues                     438,251      446,371    149,281    149,842
                                   -------      -------    -------    -------

Costs and expenses:
   Depreciation                    309,451      309,451    103,150    103,150
   Property operations:
    Property management fees
     to affiliate                    3,704        3,776      1,258      1,259
    Other                            5,578        4,340      1,655      1,012
   General and administrative:
     To affiliates                  25,329       24,613      7,777      8,393
     Other                          28,344       37,502      4,476      8,927
                                   -------      -------    -------     ------
       Total costs and expenses    372,406      379,682    118,316    122,741
                                   -------      -------    -------    -------

Net income                      $   65,845       66,689     30,965     27,101
                                   =======      =======    =======    =======

Net income per weighted
   average limited partnership
   unit outstanding             $     1.32         1.35        .62        .55
                                   =======      =======    =======    =======





           See accompanying notes to unaudited financial statements.

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

                                 Balance Sheets
                    December 31, 1995 and September 30, 1996
                                   (Unaudited)


                                     Assets


                                                December 31,     September 30,
                                                    1995             1996
                                                    ----             ----

Cash and cash equivalents                      $    470,925         323,417

Securities available for sale                     1,350,087       1,650,615

Investments in real estate:
   Office building                                5,782,761       5,782,761
   Warehouse building                             2,247,267       2,247,267
                                                -----------     -----------
                                                  8,030,028       8,030,028
   Less accumulated depreciation                 (3,624,114)     (3,933,565)
                                                -----------     -----------
                                                  4,405,914       4,096,463

Other assets, net                                     3,077             100
                                                 ----------      ----------
                                               $  6,230,003       6,070,595
                                                 ==========      ==========


                        Liabilities and Partners' Capital



Accrued expenses                                     45,366         119,949
Accounts payable                                     27,160          23,934
Other liabilities                                   223,988         177,562
Due to affiliates                                     1,387           2,690
                                                 ----------      ----------
   Total liabilities                                297,901         324,135

Partners' capital:
 49,041 limited partnership units issued
 and outstanding for 1996 and 49,312
 units for 1995                                   5,932,102       5,746,460
                                                 ----------      ----------
                                               $  6,230,003       6,070,595
                                                 ==========      ==========



          See accompanying notes to unaudited financial statements.

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

                         Statement of Partners' Capital
                  For the Nine Months Ended September 30, 1996
                                   (Unaudited)


                                        Limited     General
                                        Partners    Partners      Total
                                        --------    --------      -----

Balance at December 31, 1995       $   5,934,192      (2,090)  5,932,102

Limited partner distributions           (184,581)        -      (184,581)

Rescission of limited partner
 units                                   (67,750)        -       (67,750)

Net income                                66,022         667      66,689
                                       ---------     -------   ---------

Balance at September 30, 1996      $   5,747,883      (1,423)  5,746,460
                                       =========     =======   =========



            See accompanying notes to unaudited financial statements.

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

                            Statements of Cash Flows
              For the Nine Months Ended September 30, 1995 and 1996
                                   (Unaudited)


                                                       1995           1996
                                                     --------       ------

Operating Activities:
Net income                                      $     65,845        66,689
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation                                     309,451       309,451
    Non-cash portion of rental income                (25,371)      (25,371)
Changes in operating assets and liabilities:
      Increase (decrease) in accrued expenses,
         accounts payable, other liabilities,
         and due to affiliates                        10,225       (16,145)
      Decrease (increase) in other assets, net          (784)        2,977
                                                   ---------     ---------
Net cash provided by operating activities            359,366       337,601
                                                   ---------     ---------

Investing Activities:
  Decrease in securities available for sale        1,274,253     4,569,609
  (Increase) in securities available for sale     (1,330,274)   (4,870,137)
                                                   ---------     ---------
Net cash (used) in investing activities              (56,021)     (300,528)
                                                   ---------     ---------

Financing Activities:
  Limited partner distributions                     (184,920)     (184,581)
                                                   ---------     ---------
Net cash (used) in financing activities             (184,920)     (184,581)
                                                   ---------     ---------

Increase (decrease) in cash and cash equivalents     118,425      (147,508)

Cash and cash equivalents at beginning of year       267,806       470,925
                                                   ---------     ---------

Cash and cash equivalents at end of quarter     $    386,231       323,417
                                                   =========     =========



            See accompanying notes to unaudited financial statements.

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

                     Notes to Unaudited Financial Statements
                               September 30, 1996

Note 1 - General

The accompanying financial statements have been prepared by the Partnership in accordance with the accounting policies described in its 1995 Annual Report and should be read in conjunction with the notes to financial statements which appear in that report.

Note 2 - Litigation

In  connection  with  certain  litigation  relating  to an  action  filed  by an individual investor against two individual defendants, who allegedly sold securities without being registered as securities brokers, two corporations organized and controlled by such individuals, and against approximately sixteen publicly offered limited partnerships, including the Partnership, (See Item 3. "Litigation", Kugler, et.al. v. Gordon, Boula, et.al. in the Partnership's 1995 Annual Report) in April 1996, the Court entered summary judgment against the Partnership. As a result of the summary judgment, on October 22, 1996, funds were placed in escrow to rescind sales of 271 Partnership units. Approximately $113,000 was placed in escrow representing $67,750 for the rescission of units and $45,250 for interest through October 22, 1996, as computed by Plaintiffs' counsel, but not including attorney's fees to plaintiffs' counsel. The accompanying financial statements reflect a liability of approximately $120,000 relating to the rescission of units. As of June 30, 1996, approximately $47,000 of accrued expense was previously established and approximately $5,000 was charged to general and administrative, other for the three month period ended September 30, 1996. During the quarter ended September 30, 1996, partners' capital, units outstanding, per unit information, including income per unit amounts, were adjusted for the rescission of units.

Note 3 - Other Liabilities

Other liabilities consist principally of deferred rental income on the Galleria Professional Building lease and relates to non-level payments being recognized ratably over the term of the lease in accordance with generally accepted accounting principles (GAAP) instead of as received under the terms of the lease.

Note 4 - Compensation to General Partners and Affiliates

During the nine and three month periods ended September 30, 1995 and 1996 compensation to general partners and affiliates were as follows:

                                    Nine Months Ended       Three Months Ended
                                      September 30            September 30,
                                      ------------            -------------
                                    1995        1996         1995    1996
                                    ----        ----         ----    ----
Reimbursement for
 administrative and
 accounting services             $  25,329      24,613       7,777    8,393
Property management fees             3,704       3,776       1,258    1,259
                                   -------     -------      ------   ------
Total                            $  29,033      28,389       9,035    9,652
                                   =======     =======       =====    =====


Note 5 - Securities Available for Sale

The Partnership's securities are available for sale and are carried at fair value, with any related unrealized appreciation and or depreciation reported as a separate component of partners capital. At December 31, 1995, the Partnership owned one treasury bill that matured in February 1996 in which cost approximated fair value. At September 30, 1996, the Partnership owned one treasury bill that matures in November 1996 in which cost approximates fair value.

Note  6 - Management Representation

In the opinion of Partnership Management, all adjustments, none of which were other than normal recurring accruals, necessary for a fair presentation of the accompanying financial information have been included.

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                               September 30, 1996


A description of the Partnership's investment properties follows:

  * Federal Express Distribution Center ("Federal Express") - A 38,000 square foot warehouse building located in Jacksonville, Florida.

  * Galleria Professional Building ("Galleria") - A 61,000 square foot office building located in Fort Lauderdale, Florida.

Galleria and Federal Express are net leased to their tenants.

Rental income increased approximately $7,000 for the nine month periods ended September 30, 1996 as compared to the 1995 period as a result of a scheduled rental increase at Federal Express, effective July 1995.

Other general and administrative expenses increased approximately $9,000 for the nine month period ended September 30, 1996 primarily due to an increase in an expense accrual and legal fees associated with the litigation discussed in note 2 and legal fees for the preparation of draft sale contract and review of lease of Federal Express. The increase of approximately $4,000 in other general and administrative expenses for the three month period ended September 30, 1996 as compared to the same period in 1995 was primarily due to an increase in an expense accrual associated with litigation discussed in note 2.

The lease on Federal Express expires on June 30, 1997. Management has approached Federal Express to discuss renewal, however, Federal Express has deferred such discussion until later in 1996 or early 1997.

At September 30, 1996, the Partnership had cash and cash equivalents amounting to approximately $323,000 and Treasury Bills of approximately $1.7 million included in securities available for sale. Management is of the opinion that the Partnership's present liquidity, based on its current activities is adequate to meet anticipated, normal operating requirements during the near term.

In addition to the items discussed above, the Partnership's long term prospects will be primarily effected by future net income at Galleria and renewal of the Federal Express lease. Additionally, in October 1996, approximately $113,000 was placed in escrow to rescind sale of 271 Partnership units in connection with the litigation discussed in note 2. Due to the uncertainties involving the real estate market and the renewal status of the Federal Express lease renewal, management cannot reasonably determine the Partnership's long term liquidity position.

Except for historical information contained herein, the matters discussed in this report are forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, including but not limited to, economic, competitive and other factors affecting the Company's operations, markets, products and services, expansion strategies and other factors discussed elsewhere in this report and the documents filed by the Company with the Securities and Exchange Commission. Many of these factors are beyond the
Company's control. Actual results could differ materially from these forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will, in fact, occur.

                       I.R.E. Pension Investors, Ltd. -II
                         (A Florida Limited Partnership)

                           Part II - Other Information
                               September 30, 1996


Item 1 - Legal Proceedings

Kugler, et.al., on behalf of themselves and all others similarly situated, v. Gordon, Boula, Financial Concepts, Ltd., et.al. In the Circuit Court of Cook County, Illinois. In connection with certain litigation relating to an action filed by an individual investor against two individual defendants, who allegedly sold securities without being registered as securities brokers, two corporations organized and controlled by such individuals, and against approximately sixteen publicly offered limited partnerships, including the Partnership, (See Item 3. "Litigation", Kugler, et.al. v. Gordon, Boula, et.al. in the Partnership's 1995 Annual Report) in April 1996, the Court entered summary judgment against the Partnership. As a result of the summary judgment, on October 22, 1996, funds were placed in escrow to rescind sales of 271 Partnership units. Approximately $113,000 was placed in escrow representing $67,750 for the rescission of units and $45,250 for interest through October 22, 1996, as computed by Plaintiffs' counsel, but not including attorney's fees to plaintiffs' counsel. The accompanying financial statements reflect a liability of approximately $120,000 relating to the rescission of units. As of June 30, 1996, approximately $47,000 of accrued expense was previously established and approximately $5,000 was charged to general and administrative, other for the three month period ended September 30, 1996. During the quarter ended September 30, 1996, partners' capital, units outstanding, per unit information, including income per unit amounts, were adjusted for the rescission of units.

Item 2 through 5

Not applicable.

Item 6 - Exhibits and Reports on Form 8-K

a.   Exhibit 27 - Financial data schedule

b. No report on Form 8-K was filed during the quarter ended September 30, 1996.




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



                                    I.R.E. PENSION INVESTORS, LTD.-II
                                   Registrant
                              By:   I.R.E. Pension Advisors II, Corp.
                                    Managing General Partner of Registrant




Date:  November 8, 1996       By:    /s/ Glen R. Gilbert
                                    Glen R. Gilbert, Senior Vice President
                                      and Chief Financial Officer