Form 10-K
period 1996-12-31
IRE PENSION INVESTORS LTD-II
filed 1997-03-26
CIK 775440

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the Fiscal Year Ended                               Commission File Number
    December 31, 1996                                          0-14188


                       I.R.E. PENSION INVESTORS, LTD. - II
                  (Exact Name of Registrant as Specified in its
                       Certificate of Limited Partnership)


                Florida                                59-2582239
        (State of Organization)          (I.R.S. Employer Identification Number)

       1750 E. Sunrise Boulevard
        Fort Lauderdale, Florida                          33304
(Address of Principal Executive Office)                 (Zip Code)


Registrant's telephone number, including area code: (954) 760-5200


Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

                           Limited Partnership Units,
                                  $250 Per Unit

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

                                     PART I
ITEM 1. BUSINESS

I.R.E. PENSION INVESTORS, LTD.-II, a limited partnership organized under the laws of the State of Florida as of September 30, 1985, is primarily engaged in the business of operating and holding for investment, income producing real properties. Registrant did not utilize borrowings in connection with the purchase of its properties. The Partnership commenced a public offering of its units of limited partnership interest in October 1985. The required escrow relative to Registrant was reached and subscription funds were transferred to Registrant on December 26, 1985 ("Inception"). The Registrant closed the offering in October 1987, having raised $12,373,750 in capital and issued 49,491 units of limited partnership interest at $250 per unit. Galleria Professional Building and a minority interest in One West Nine Mile Joint Venture were acquired during 1986 and the Federal Express Distribution Center was acquired during 1987. During December 1991, the One West Nine Mile Joint Venture was sold. No properties were purchased or sold during 1996.

Uninvested cash of Registrant is deposited in demand accounts with commercial banks and may be invested temporarily in U.S. Treasury Bills, certificates of deposit or other interest bearing accounts or investments.

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

On December 31, 1996, Registrant had no employees. The balance of information required in Item 1 is either inapplicable or not material to an understanding of the Registrant's business.

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

This matter has been in the Courts since 1988 and in October 1996, funds were placed in escrow to rescind sales of 271 Partnership units. Approximately $113,000 was placed in escrow representing $67,750 for the rescission of units and $45,250 for interest through October 1996. During the quarter ended September 30, 1996, partners' capital, units outstanding, per unit information, including income per unit amounts, were adjusted for the rescission of units.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.
                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S UNITS OF LIMITED PARTNERSHIP INTEREST AND RELATED SECURITY HOLDER MATTERS

a) There is no established public trading market for Registrant's units of limited partnership interest.

b) There are approximately 1,904 holders of units of limited partnership interest as of December 31, 1996.

c) See Item 6.-Selected Financial Data regarding Registrant's distributions, incorporated herein by reference as if set forth herein.

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)


ITEM 6. SELECTED FINANCIAL DATA

For the five years ended December 31, 1996.

                            1992      1993        1994       1995       1996
                            ----      ----        ----       ----       ----

Revenues              $   520,980     524,908    543,753     588,142    595,779
                       ==========  ========== ==========  ========== ==========
Net income (loss)     $   (32,453)      2,237   (656,016)     93,716     (6,107)
                       ==========  ========== ==========  ========== ==========
Net income (loss) per
 weighted average
 limited partnership
 unit outstanding     $      (.65)        .04    (13.17)        1.88      (.12)
                       ==========  ========== ==========  ========== ==========

Total assets          $ 7,615,420   7,321,582  6,364,252   6,230,003  5,818,603
                       ==========  ========== ==========  ========== ==========
Partners' capital     $ 7,231,845   6,987,522  6,084,946   5,932,102  5,612,362
                       ==========  ========== ==========  ========== ==========
Distributions per
 weighted average
 limited partnership
 unit outstanding     $     11.25        5.00      5.00         5.00      5.00
                       ==========  ========== ==========  ========== ==========


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF I.R.E. PENSION INVESTORS, LTD. - II

A description of the Partnership's investment properties follows:

     * Galleria Professional Building ("Galleria") - A 61,000 square foot office building located in Fort Lauderdale, Florida.

     * Federal Express Distribution Center ("Federal Express") - A 38,000 square foot warehouse building located in Jacksonville, Florida.

The Partnership was organized in September 1985 and is engaged in the business of operating and holding for investment, income producing real properties. In December 1986, the Partnership acquired Galleria and in December 1987, the Partnership acquired Federal Express. Both of the above properties are net leased to their tenants.

Rental income increased for the year ended December 31, 1996 as compared to the comparable period in 1995 and 1994 as a result of a scheduled rental increase at Federal Express, effective July 1995.

Interest income increased for the year ended December 31, 1995 as compared to the comparable period in 1994 primarily due to increases in funds available for investment and yields on those investments.

Other income decreased for the year ended December 31, 1995 as compared to the same period in 1994 due principally to decreased fees from investor transfers of partnership units.

During 1996, the carrying value of Federal Express was reduced approximately $100,000 to its estimated fair value. During 1994, the carrying value of Galleria was reduced approximately $686,000 to its estimated fair value. This was based upon the existing lease terms as indicated in note 2 of Notes to Financial Statements and independent appraisals performed on the Partnership's properties .

General and administrative expense to affiliates decreased for the year ended December 31, 1995 as compared to the 1994 comparable period primarily due to decreased costs associated with administrative and accounting service reimbursements. These cost reimbursements are associated with filing requirements to regulatory agencies, tax return preparation, general accounting services and monitoring of pending litigation.

Other general and administrative expenses increased for the year ended December 31, 1996 as compared to the same period in 1995 primarily due to legal fees and costs associated with the litigation discussed in Item 3. "Legal Proceedings" Kugler, et.al. v. Gordon, Boula, et.al. Also contributing to the increase were legal fees incurred for the preparation of a sale contract on Federal Express. Such costs were written off when the contract was terminated. Other general and administrative expenses decreased for the year ended December 31, 1995 as compared to the comparable period in 1994 primarily due to a reduction in auditing fees and bank charges associated with the partners' distribution account.

The lease on Federal Express expires on June 30, 1997. Federal Express has expressed their intention to relocate to a larger facility and has requested an extension of their lease through March 1998. It is anticipated that the extension will be granted and the Partnership has begun the search for either a replacement tenant or a buyer for the property.

When the Partnership acquired the Galleria Professional Building in 1986, it executed a net lease with the seller, leasing the property back to the seller on a totally net basis. The lease requires a minimum annual rental of $217,000 per annum plus 10% of the property income, as defined, between $217,000 and $467,000 and 50% of the property income in excess of $467,000. Based on operations of the property, reflected in information provided by the tenant, no percentage rent is to be paid for 1996.

At December 31, 1996, the Partnership had approximately $333,000 of cash and cash equivalents and approximately $1.6 million in Treasury Bills included in securities available for sale. The Partnership has been paying distributions of 2% per annum of original capital on a quarterly basis since the fourth quarter of 1990.

In addition to the items discussed above, the Partnership's long term prospects will be primarily affected by future net income at Galleria and finding a replacement for or sale of the Federal Express building. Due to the uncertainties involving the real estate market and the status of the Federal Express building, management cannot reasonably determine the Partnership's long term liquidity position.

Except for historical information contained herein, the matters discussed in this report are forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, including but not limited to, economic, competitive and other factors affecting the Company's operations, markets, property values and other factors discussed elsewhere in this report and the documents filed by the Company with the Securities and Exchange Commission. Many of these factors are beyond the Company's control. Actual results could differ materially from these forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will, in fact, occur.

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)


ITEM 8. INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report

Financial Statements:

     Balance Sheets - December 31, 1995 and 1996

     Statements of Operations - For each of the Years in the Three Year Period ended December 31, 1996

     Statements of Partners' Capital - For each of the Years in the Three Year Period ended December 31, 1996

     Statements of Cash Flows - For each of the Years in the Three Year Period ended December 31, 1996

     Notes to Financial Statements


ITEM 14. FINANCIAL STATEMENT SCHEDULES

     III. Properties and Accumulated Depreciation - December 31, 1996.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of I.R.E. Pension Investors, Ltd.
- II, at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                        /S/ KPMG PEAT MARWICK LLP
                                            KPMG PEAT MARWICK LLP


Fort Lauderdale, Florida
March 21, 1997

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

                                 Balance Sheets
                           December 31, 1995 and 1996


                                     Assets


                                                    1995       1996
                                                    ----       ----

Cash and cash equivalents                     $   470,925     332,701

Securities available for sale                   1,350,087   1,590,253

Investments in real estate:
    Office building                             5,782,761   5,782,761
    Warehouse building                          2,247,267   2,147,267
                                                ---------   ---------
                                                8,030,028   7,930,028
    Less accumulated depreciation              (3,624,114) (4,036,716)
                                                ---------  -----------
                                                4,405,914   3,893,312

Other assets, net                                   3,077       2,337
                                                ---------  ----------


                                              $ 6,230,003   5,818,603
                                                =========   =========


                       Liabilities and Partners' Capital


Accrued expenses                                   45,366       6,787
Accounts payable                                   27,160      27,424
Other liabilities                                 223,988     169,105
Due to affiliates                                   1,387       2,925
                                                ---------   ---------
         Total liabilities                        297,901     206,241

Partners' capital:
    49,041 limited partnership units issued
     and outstanding for 1996 and 49,312
     limited partnership units issued and
      outstanding for 1995                      5,932,102   5,612,362
                                                ---------   ---------

                                              $ 6,230,003   5,818,603
                                                =========   =========




                See accompanying notes to financial statements.

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

                            Statements of Operations
     For each of the Years in the Three Year Period ended December 31, 1996


                                                 1994       1995         1996
                                                 ----       ----         ----

Revenues:
   Rental income                            $   489,147     496,290     503,440
   Interest income                               53,276      91,562      91,599
   Other income                                   1,330         290         740
                                             ----------    --------    --------
     Total revenues                             543,753     588,142     595,779
                                              ---------    --------    --------

Costs and expenses:
   Depreciation                                 412,602     412,602     412,602
   Provision to state real estate
     at fair value                              686,000        -        100,000
   Property operations:
     Property management fees to affiliate        4,891       4,963       5,034
     Other                                        8,651       7,235       5,353
   General and administrative:
     To affiliates                               39,989      32,113      32,878
     Other                                       47,636      37,513      46,019
                                             ----------    --------    --------

       Total costs and expenses               1,199,769     494,426     601,886
                                              ---------    --------    --------

Net income (loss)                           $  (656,016)     93,716      (6,107)
                                              =========    ========    ========

Net income (loss) per weighted average
   limited partnership unit outstanding     $    (13.17)       1.88        (.12)
                                               ========      ======    ========



                 See accompanying notes to financial statements.

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

                       Statements of Partners' Capital For
       each of the Years in the Three Year Period ended December 31, 1996


                                    Limited           General
                                   Partners          Partners        Total
                                   --------          --------        -----

Balance at December 31, 1993    $    6,983,989         3,533       6,987,522

Limited partner distributions         (246,560)          -          (246,560)

Net (loss)                            (649,456)       (6,560)       (656,016)
                                    ----------        ------      ----------

Balance at December 31, 1994         6,087,973        (3,027)      6,084,946

Limited partner distributions         (246,560)         -           (246,560)

Net income                              92,779           937          93,716
                                     ---------        ------       ---------

Balance at December 31, 1995         5,934,192        (2,090)      5,932,102

Limited partner distributions         (245,883)         -           (245,883)

Rescission of limited partner
 units                                 (67,750)         -            (67,750)

Net loss                                (5,496)         (611)         (6,107)
                                     ---------       -------       ---------

Balance at December 31, 1996    $    5,615,063        (2,701)      5,612,362
                                     =========        ======       =========




                See accompanying notes to financial statements.

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

                            Statements of Cash Flows
     For each of the Years in the Three Year Period Ended December 31, 1996


                                                  1994        1995        1996
                                                  ----        ----        ----

Operating Activities:
  Net income (loss)                        $  (656,016)      93,716      (6,107)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
      Depreciation                             412,602      412,602     412,602
      Provision to state real estate
        at fair value                          686,000         -        100,000
      Non-cash portion of rental income        (33,828)     (33,828)    (33,828)
  Changes in operating assets and liabilities
      Increase (decrease) in accrued
        expenses, accounts payable, other
        liabilities and due to affiliates      (20,926)      52,423     (57,832)
      Decrease (increase) in other
        assets, net                             (9,660)         600         740
                                              --------     --------    --------
Net cash provided by operating
  activities                                   378,172     525,513      415,575
                                              --------     --------    --------
 Investing Activities:
  Redemption and sale of securities
    available for sale                           -        2,567,409   6,209,829
  Purchase of securities
    available for sale                      (1,265,073)  (2,643,243) (6,449,995)
                                            ----------   ----------  ----------
Net cash used in
  investing activities                      (1,265,073)     (75,834)   (240,166)
                                            ----------   ----------   ---------
Financing Activities:
  Rescisson of limited partner
   units                                         -            -         (67,750)
  Limited partner distributions               (246,560)    (246,560)   (245,883)
                                            ----------    ---------   ---------
Net cash used by financing
  activities                                  (246,560)   (246,560)    (313,633)
                                              --------     --------    --------
Increase (decrease) in cash and
  cash equivalents                          (1,133,461)     203,119    (138,224)
Cash and cash equivalents at
  beginning of year                          1,401,267      267,806     470,925
                                             ---------    ---------   ---------
Cash and cash equivalents
  at end of year                           $   267,806      470,925     332,701
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

Securities Available for Sale

The Partnership's securities are classified as available for sale. In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("FAS 115") issued in May 1993 by the Financial Accounting Standards Board ("FASB"), these securities are carried at fair value, with any related unrealized appreciation or and depreciation reported as a separate component of partners capital. At December 31, 1995, the Partnership owned one treasury bill that matured in February 1996 in which cost approximated fair value. At December 31, 1996, the Partnership owned one treasury bill that matures in February 1997 in which cost approximated fair value.

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

New Accounting Standards

In 1995, the FASB issued Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." ("FAS 121"). FAS 121 requires that long-lived assets, assets held for sale and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the entity should estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the fair value of the asset. FAS 121 was effective for financial statements for fiscal years beginning after December 15, 1995. Earlier application was encouraged. Management is of the opinion that adoption of FAS 121 did not have a material effect on financial position or results of operations, upon adoption on January 1, 1996.

(2) PROPERTIES

Following is a brief description of the property investments made by the Partnership.

Galleria Professional Building

On December 31, 1986, the Partnership purchased a six story office building containing 60,965 square feet of net leasable area in Fort Lauderdale, Florida. The Partnership owns a leasehold interest in a long-term ground lease for two parcels of land which encompass the building site and parking areas. The lease commenced in 1955 and expires in 2054. Ground rent is approximately $13,000 annually. Every 20 years the ground rent is adjusted to be equal to five percent of the then current appraised value of the ground. The Partnership also purchased the rights to the parking agreement with the Galleria Mall. The agreement requires rental payments and common area maintenance charges which currently aggregate approximately $25,000 annually. The parking agreement and ground lease have concurrent terms.

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

At December 31, 1996, the Galleria Professional Building was 100% percent occupied, with an average leasing rate of approximately $15.85 per square foot. As indicated above, the lessee is responsible for any and all costs associated with the property. Galleria Professional Building is located in Fort Lauderdale Florida on the Middle River Waterway. There are several mid-rise office buildings in the area. Galleria Mall, a large regional shopping center, is located east of this property. Rental rates of the mid-rise office buildings in close proximity to the Galleria Professional Building were similar to those being charged by the Galleria Professional Building.

During the fourth quarter of 1994, the carrying value of Galleria was reduced approximately $686,000 to its estimated fair value, based upon the existing lease terms as indicated above and an independent appraisal performed on the property.

Following is summarized financial information with respect to operations at the Galleria office building. The following information is unaudited because the Partnership has no contractual right to require the lessee of the property to provide audited information.

                                          Years ended
                                          December 31,
                                          ------------
                                      1995          1996
                                      ----          ----
                                          (Unaudited)
                                          -----------
Rental income                        927,387        968,191
Other income                          10,354          7,405
                                    --------       --------
                                     937,741        975,596

Property operating expenses          550,597        579,803
Ground rent                           37,697         37,692
                                    --------       --------
                                     588,294        617,495
                                    --------       --------

Operating income                     349,447        358,101
                                    ========       ========


Federal Express Distribution Center

On December 15, 1987, the Partnership purchased, from an unaffiliated seller, a one story 37,500 square foot office/warehouse building in Jacksonville, Florida.

The building was designed for and is occupied solely by Federal Express Corporation pursuant to a ten year lease which commenced June 8, 1987 and expires June 30, 1997. Federal Express has expressed their intention to relocate to a larger facility and has requested an extension of their lease through March 1998. It is anticipated that the extension will be granted, however, no formal agreement has yet been reached. The Partnership has begun the search for either a replacement tenant or a buyer for the property. The lease requires minimum annual rental payments as follows:

                   Term                                 Amount
                   ----                                 ------
          Through June 1992                            $216,660
          July 1992 to June 1995                       $238,320
          July 1995 to June 1997                       $252,612

The lease further requires the tenant to pay all expenses associated with the property including repairs and maintenance, real estate taxes, insurance and utilities.

During 1996, the carrying value of Federal Express was reduced by approximately $100,000 to its estimated fair value.

Leases

The aggregate sum of the minimum lease rental payments to be received for the Galleria Professional Building and the Federal Express Distribution Center over the five succeeding years is approximately as follows:

                            Year ending December 31,
                            ------------------------
                 1997      1998     1999       2000      2001
                 ----      ----     ----       ----      ----
           $   343,000   217,000    217,000   217,000   217,000
               =======   =======    =======   =======   =======

The above table does not consider exercise of renewal options by existing tenants or renewal of leases expiring during above periods and does not assume any extension on the Federal Express lease past June 30, 1997.

(3) COMPENSATION TO GENERAL PARTNERS AND AFFILIATES

During the year ending December 31, 1994, 1995 and 1996 compensation to general partners and affiliates were as follows:

                                        1994      1995      1996
                                        ----      ----      ----
Reimbursement for administrative
  and accounting services         $    39,989    32,113    32,878
Property management fees                4,891     4,963     5,034
                                       ------    ------    ------
Total                             $    44,880    37,076    37,912
                                       ======    ======    ======


(4) RECONCILIATION OF NET INCOME AND PARTNERS' CAPITAL

The following reconciliation provides details of the nature and amount of differences between net income (loss) and partners' capital per the accompanying financial statements and the Partnership tax return.


                                                  1994         1995       1996
                                                  ----         ----       ----
Net income (loss):
  Amount reported for financial statement
   purposes                                $   (656,016)      93,716     (6,107)
  Difference in financial statement/tax
   depreciation expense                         202,719      202,719    202,719
  Difference between accrual basis of
   accounting used for financial
   statements and the method used for
   income tax purposes                          (29,472)     (31,444)   (71,365)
  Adjustment due to fair value
   considerations in the carrying
   value of real estate for financial
   statement purposes                           686,000        -        100,000
                                               --------  -----------    -------
  Amount reported for income tax purposes  $    203,231      264,991    225,247
                                               ========      =======    =======


                                               1994           1995       1996
                                               ----           ----       ----
Partners' capital:
  Amount reported for financial statement
   purposes                                $  6,084,946    5,932,102  5,612,362
  Difference in financial statement/tax
   depreciation expense                       1,585,720    1,788,439  1,991,158
  Difference between accrual basis of
   accounting used for financial
   statements and the method used for
   income tax purposes                          278,351      246,907    175,542
  Difference due to fair value
   considerations in the carrying value
   of real estate for financial statement
   and income tax purposes                      686,000      686,000    786,000
  Cost of raising capital, deducted from
   partners' capital for financial
   statements and included in other
   assets for income tax purposes             1,501,488    1,501,488  1,501,488
                                             ----------   ---------- ----------
   Amount reported for income tax purposes $ 10,136,505   10,154,936 10,066,550
                                             ==========   ========== ==========

(5) OTHER LIABILITIES

Other liabilities at December 31, 1995 and 1996 consists primarily of unearned rental income, which, as stated in the Summary of Significant Accounting Policies (note 1), arises from leases with non-level payments being recognized ratably over the term of the lease.

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

This matter has been in the Courts since 1988 and in October 1996, funds were placed in escrow to rescind sales of 271 Partnership units. Approximately $113,000 was placed in escrow representing $67,750 for the rescission of units and $45,250 for interest through October 1996. During the quarter ended September 30, 1996, partners' capital, units outstanding, per unit information, including income per unit amounts, were adjusted for the rescission of units.

                                                                    SCHEDULE III

                        I.R.E. Pension Investors, Ltd.-II
                     Properties and Accumulated Depreciation
                                December 31, 1996


                                   Galleria       Federal Express
                                 Professional      Distribution
                                 Office Bldg.         Center
                                Ft. Lauderdale     Jacksonville
                                    Florida           Florida        Total

Acquisition Date                    12/86              12/87

Encumbrances                $         -                 -             -
                                 =========         =========      =========

Initial Costs:
   Land                     $         -              470,981        470,981
   Building and
    Improvements                 6,285,472         1,771,786      8,057,258
                                 ---------         ---------      ---------
                                 6,285,472         2,242,767      8,528,239
                                 ---------         ---------      ---------

Improvements:
 Costs capitalized
  subsequent to
  acquisition:
   Land                               -                  945            945
   Building and
    Improvements                   183,289             3,555        186,844
                                 ---------         ---------      ---------
                                   183,289             4,500        187,789
                                 ---------         ---------      ---------

Allowance to state real
 estate at fair
 value                            (686,000)         (100,000)      (786,000)
                                  ---------         ---------      ---------
                                  (686,000)         (100,000)      (786,000)
                                  ---------         ---------      ---------

Gross Amount:
   Land                               -              471,926        471,926
   Building and
    Improvements                 5,782,761         1,675,341      7,458,102
                                 ---------         ---------      ---------

    Total                        5,782,761         2,147,267      7,930,028
                                 =========         =========      =========
Accumulated
 Depreciation               $    3,230,428           806,288      4,036,716
                                 =========       ===========      =========

Life on which
 depreciation
  is computed                   20 years           20 years

                                                         SCHEDULE III Continued

                        I.R.E. Pension Investors, Ltd.-II
                     Reconciliation of Cost and Accumulated
              Depreciation For each of the Years in the Three Year
                         Period ended December 31, 1996


                                    1994           1995        1996
                                  --------       ------      ------
Cost:

Balance at beginning of period  $  8,716,028     8,030,028   8,030,028
 Allowance to state real
   estate at fair
   value                            (686,000)        -        (100,000)
                                   ---------    ----------  ----------
Balance at end of period        $  8,030,028     8,030,028   7,930,028
                                   =========     =========   =========



Accumulated Depreciation:

Balance at beginning of period  $  2,798,910     3,211,512   3,624,114
  Additions:
    Depreciation                     412,602       412,602     412,602
                                   ---------    ----------  ----------

Balance at end of period        $  3,211,512     3,624,114   4,036,716
                                   =========     =========  ==========

The aggregate basis for Federal income tax purposes (not reduced by accumulated depreciation) of the above properties was approximately $8,716,000 at December 31, 1996.

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

      Listed below are the directors of I.R.E. Pension Advisors II, Corp., Managing General Partner of Registrant, all of whom are to serve until the election and qualification of their respective successors unless sooner removed from office:

             NAME                      AGE           POSITIONS HELD
             ----                      ---           --------------
        Alan B. Levan                   52         Director since 1985

        Earl Pertnoy                    70         Director since 1985

        Carl E. B. McKenry, Jr.         67         Director since 1985

b)    Executive Officers.

      Listed below are the executive officers of I.R.E. Pension Advisors II, Corp., all of whom are to serve until they resign or are replaced by the Board of Directors:

             NAME                      AGE            POSITIONS HELD
             ----                      ---            --------------
        Alan B. Levan                   52          President since 1985

        Glen R. Gilbert                 52          Senior Vice President
                                                    since 1985; Chief
                                                    Financial Officer since
                                                    1987; Secretary since 1988

c)    Certain Significant Employees.

      Not applicable.

d)    Family Relationships.

      Not applicable.

e)    Business Experience.

     ALAN B. LEVAN formed the I.R.E. Group in 1972. Since 1978, he has been the Chairman of the Board, President, and Chief Executive Officer of BFC Financial Corporation (or its predecessor companies), a financial services and savings bank holding company. He is also Chairman of the Board and President of I.R.E. Realty Advisors, Inc., I.R.E. Properties, Inc., I.R.E. Realty Advisory Group, Inc., U.S. Capital Securities, Inc., and Florida Partners Corporation. Mr. Levan is also Chairman of the Board and Chief Executive Officer of BankAtlantic Bancorp, Inc. Mr. Levan is also an individual general partner and an officer and a director of the corporate general partner of Registrant and of various entities which were the corporate general partners of public limited partnerships which have now been liquidated, all of which are affiliated with BFC Financial Corporation.

     GLEN R. GILBERT has been Senior Vice President of BFC Financial Corporation since 1984, Chief Financial Officer since 1987 and Secretary since 1988. Mr. Gilbert has been a certified public accountant since 1970. Mr. Gilbert serves as an officer of Florida Partners Corporation and of the corporate general of Registrant and of various entities which were the corporate general partners of public limited partnerships which have now been liquidated, all of which are affiliated with BFC Financial Corporation.

     EARL PERTNOY has been for more than the past five years a real estate investor and developer. He has been a director of BFC Financial Corporation and its predecessor companies since 1978. He is a director of the corporate general partner of Registrant and of various entities which were the corporate general partners of public limited partnerships which have now been liquidated, all of which are affiliated with BFC Financial Corporation.

     CARL E. B. McKENRY, JR. is the Director of the Small Business Institute at the University of Miami in Coral Gables, Florida. He has been associated in various capacities with the University since 1955. He has been a director of BFC Financial Corporation since 1981 and is a director of the corporate general partner of Registrant and of various entities which were the corporate general partners of public limited partnerships which have now been liquidated, all of which are affiliated with BFC Financial Corporation.

f)    Certain Legal Proceedings.

      None.

ITEM 11. EXECUTIVE COMPENSATION

a)    Cash Compensation.

      The Registrant has no officers or directors.

      The Registrant did not pay salaries or expenses of the officers and directors of the general partner of the Registrant in 1996, except for travel and other expenses directly related to activities of the Registrant.

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

                                                            (3)
                                                        Amount and
                                     (2)                 Nature of     (4)
                 (1)         Name And Address Of        Beneficial   Percent
           Title Of Class     Beneficial Owner          Ownership   Of Class
           --------------     ----------------          ---------   --------
                 (i)
         Units of Limited  Alan B. Levan               20 Direct      0%(approx)
         Partnership       1750 E. Sunrise Blvd.
         Interest          Fort Lauderdale, FL  33304

                           All other directors and
                           officers of the Managing
                           General Partner as a
                           group                        0 Direct     .0%
                                                       ---------     ---
                           TOTAL                       20 Direct     .0%(approx)
                                                       =========     ===
----------
          (i) Alan B. Levan is a general partner of Registrant and is President and Director of the Managing General Partner.

c) Registrant knows of no contract or other arrangement that could result in a change in control of registrant.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

a) & b) During the year ending December 31, 1996, the following entities received the fees and payments indicated for services rendered with respect to the Registrant:

              NAME AND
       RELATIONSHIP TO REGISTRANT        TRANSACTION                   AMOUNT

       BFC Financial Corporation         Reimbursement for
       or subsidiaries,                  administrative and
       Affiliates of the General          accounting services         $ 32,878
       Partners
                                         Property management fees     $  5,034

c)    Indebtedness of Management.

      None.

d)    Transactions with Promoters.

      Not applicable.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A-1.  See Item 8. Financial Statements and Supplementary Data.

A-2.  See Item 8. Financial Statements and Supplementary Data.

A-3.  Exhibits:

          Exhibit 3 Articles of incorporation and by-laws. Limited Partnership Agreement set forth as Exhibit A to the Prospectus of the Partnership dated October 4, 1985, as filed with the Commission pursuant to Rule 424(c), is hereby incorporated herein by reference.


          Exhibit 27 Financial data schedule - Included as Exhibit 27.

B.    REPORTS ON FORM 8-K

     No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

     No annual report or proxy material for the year 1996 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.

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



/S/ Alan B. Levan                                                 March 21, 1997
-------------------------------------------------------
Alan B. Levan, Director and Principal Executive Officer



/S/ Earl Pertnoy                                                  March 21, 1997
-------------------------------------------------------
Earl Pertnoy, Director



/S/ Carl E.B. McKenry, Jr.                                        March 21, 1997
-------------------------------------------------------
Carl E. B. McKenry Jr., Director