Form 10-Q
period 1997-03-31
IRE PENSION INVESTORS LTD-II
filed 1997-05-14
CIK 775440

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

         For the Quarter Ended                  Commission File Number
            March 31, 1997                              0-14188


                       I.R.E. PENSION INVESTORS, LTD. - II
                  (Exact Name of Registrant as Specified in its
                       Certificate of Limited Partnership)


           Florida                               59-2582239
   -----------------------         ---------------------------------------
   (State of Organization)         (I.R.S. Employer Identification Number)


           1750 E. Sunrise Boulevard
           Fort Lauderdale, Florida                          33304
    ---------------------------------------               ----------
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

                            Statements of Operations
            For the three month periods ended March 31, 1996 and 1997
                                   (Unaudited)


                                             Three Months Ended
                                                  March 31,
                                                  ---------
                                                1996        1997
                                                ----        ----

Revenues:
  Rental income                         $     125,860     125,860
  Interest income                              22,378      23,126
  Other income                                     60         310
                                             --------    --------
   Total revenues                             148,298     149,296
                                             --------    --------

Costs and expenses:
  Depreciation                                103,150     103,150
  Property operations:
   Property management fees to affiliate        1,259       1,259
   Other                                        1,655       1,012
  General and administrative:
   To affiliates                                8,669       8,056
   Other                                       15,131      19,365
                                             --------    --------

     Total costs and expenses                 129,864     132,842
                                             --------    --------

Net income                                $    18,434      16,454
                                             ========    ========

Net income per weighted average
  limited partnership unit outstanding    $       .37         .33
                                             ========    ========



          See accompanying notes to unaudited financial statements.

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

                                 Balance Sheets
                      December 31, 1996 and March 31, 1997
                                   (Unaudited)


                                     Assets


                                                         1996        1997
                                                         ----        ----

Cash and cash equivalents                          $    332,701     342,212

Securities available for sale                         1,590,253   1,610,077

Investments in real estate:
   Office building                                    5,782,761   5,782,761
   Warehouse building                                 2,147,267   2,147,267
                                                     ----------  ----------
                                                      7,930,028   7,930,028
   Less accumulated depreciation                     (4,036,716) (4,139,866)
                                                     ----------  ----------
                                                      3,893,312   3,790,162
                                                     ----------  ----------

Other assets, net                                         2,337      19,208
                                                     ----------  ----------
                                                     $5,818,603   5,761,659
                                                     ==========  ==========


                        Liabilities and Partners' Capital


Accrued expenses                                          6,787        -
Accounts payable                                         27,424      28,478
Other liabilities                                       169,105     160,648
Due to affiliates                                         2,925       5,018
                                                     ----------  ----------
      Total liabilities                                 206,241     194,144

Partners' capital:
   49,041 limited partnership units issued
    and outstanding                                   5,612,362   5,567,515
                                                     ----------  ----------

                                                     $5,818,603   5,761,659
                                                     ==========  ==========



            See accompanying notes to unaudited financial statements.

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

                         Statements of Partners' Capital
                    For the three months ended March 31, 1997
                                   (Unaudited)


                                            Limited      General
                                           Partners     Partners       Total
                                           --------     --------       -----


Balance at December 31, 1996             $ 5,615,063       (2,701)  5,612,362


Limited partner distributions                (61,301)         -       (61,301)

Net income                                    16,289          165      16,454
                                         -----------       ------   ---------

Balance at March 31, 1997             $    5,570,051       (2,536)  5,567,515
                                         ===========       ======   =========



          See accompanying notes to unaudited financial statements.

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

                            Statements of Cash Flows
               For the three months ended March 31, 1996 and 1997
                                   (Unaudited)


                                                            1996        1997

Operating Activities:
   Net income                                          $    18,434      16,454
   Adjustments to reconcile net income
    to net cash provided by
    operating activities:
      Depreciation                                         103,150     103,150
      Non-cash portion of rental income                     (8,457)     (8,457)
   Changes in operating assets and liabilities:
      Increase (decrease) in accrued
       expenses, accounts payable, other
       liabilities and due to affiliates                       338     (21,723)
      Decrease in other
       assets, net                                           1,388       1,212
                                                        ----------  ----------
Net cash provided by operating
   activities                                              114,853      90,636
                                                        ----------  ----------

Investing Activities:
   Redemption and sale of securities
    available for sale                                   1,350,087   1,590,253
   Purchase of securities
    available for sale                                  (1,609,427) (1,610,077)
                                                        ----------  ----------

Net cash used in
   investing activities                                   (259,340)    (19,824)
                                                        ----------  ----------

Financing Activities:
   Limited partner distributions                           (61,640)    (61,301)
                                                        ----------  ----------
Net cash used by financing
   activities                                              (61,640)    (61,301)
                                                        ----------  ----------
Increase (decrease) in cash and
   cash equivalents                                       (206,127)      9,511

Cash and cash equivalents at
   beginning of period                                     470,925     332,701
                                                        ----------  ----------

Cash and cash equivalents
   at end of period                                    $   264,798     342,212
                                                        ==========  ==========



          See accompanying notes to unaudited financial statements.

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

                   Notes to Unaudited Financial Statements
                                 March 31, 1997

Note 1 - General
----------------

The accompanying financial statements have been prepared by the Partnership in accordance with the accounting policies described in its 1996 Annual Report and should be read in conjunction with the notes to financial statements which appear in that report.

Note 2 - Real Estate
--------------------

On December 15, 1987, the Partnership purchased Federal Express Distribution Center, a one story 37,500 square foot office/warehouse building in Jacksonville, Florida.. The building was designed for and is occupied solely by Federal Express Corporation pursuant to a ten year lease which commenced June 8, 1987 and expires June 30, 1997. Federal Express has expressed their intention to relocate to a larger facility and has requested an extension of their lease through March 1998.

On December 31, 1986, the Partnership purchased Galleria Professional Building, a six story office building containing 60,965 square feet of net leasable area in Fort Lauderdale, Florida.

Following is summarized financial information with respect to operations at the Galleria Professional Building office building.

                                        Three months ended
                                             March 31,
                                             ---------
                                          1996      1997
                                          ----      ----

      Rental income                      236,357   264,277
      Other income                         1,620     2,654
                                         -------   -------
                                         237,977   266,931

      Property operating expenses        136,582   134,942
      Ground rent                          9,423     9,342
                                         -------   -------
                                         146,005   144,284
                                         -------   -------

      Operating income                    91,972   122,647
                                         =======   =======


Note 3 - Other Liabilities
--------------------------

Other liabilities at December 31, 1996 and March 31, 1997 consists primarily of unearned rental income, which as stated in the 1996 Annual report (note 1), arises from leases with non-level payments being recognized ratably over the term of the lease.

Note 4 - Compensation to General Partners and Affiliates
--------------------------------------------------------

During the three month periods ended March 31, 1996 and 1997, compensation to general partners and affiliates were as follows:

                                               1996        1997
                                               ----        ----
Reimbursement for administrative
  and accounting services                 $   8,669       8,056
Property management fees                      1,259       1,259
                                              -----       -----
Total                                     $   9,928       9,315
                                              =====       =====


Note 5 - Securities Available for Sale
--------------------------------------

The Partnership's securities are available for sale and are carried at fair value, with any related unrealized appreciation and or depreciation reported as a separate component of partners capital. At December 31, 1996, the Partnership held one treasury bill that matured in February 1997, the cost of which approximated fair value. At March 31, 1997, the Partnership held one treasury bill that matures in May 1997, the cost of which approximates fair value.

Note  6 - Management Representation
-----------------------------------

In the opinion of Partnership Management, all adjustments, none of which were other than normal recurring accruals, necessary for a fair presentation of the accompanying financial information have been included.

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

         Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                                 March 31, 1997


A description of the Partnership's investment properties follows:

  * Federal Express Distribution Center - A 38,000 square foot warehouse building located in Jacksonville, Florida.

  * Galleria Professional Building - A 61,000 square foot office building located in Fort Lauderdale, Florida.

The Galleria Professional Building and the Federal Express Distribution Center are net leased to their tenants.

Other general and administrative expenses increased approximately $4,000 for the three month period ended March 31, 1997 as compared to the 1996 primarily due to an increase in professional fees associated with the appraisal of the Federal Express Distribution Center. This increase was offset with a decrease in legal fees associated with the preparation of a sale contract on the Federal Express Distribution Center in 1996.

The lease on the Federal Express Distribution Center expires on June 30, 1997. Federal Express has expressed their intention to relocate to a larger facility and has requested an extension of their lease through March 1998. It is anticipated that the extension will be granted and the Partnership has begun the search for either a replacement tenant or a buyer for the property.

At March 31, 1997, the Partnership had approximately $342,000 of cash and cash equivalents and approximately $1.6 million in Treasury Bills included in securities available for sale. The Partnership has been paying distributions of 2% per annum of original capital on a quarterly basis since the fourth quarter of 1990.

The Partnership's long term prospects will be primarily affected by future net income at the Galleria Professional Building and finding a replacement tenant for or sale of the Federal Express Distribution Center. Due to the uncertainties involving the real estate market and the status of the Federal Express Distribution Center, management cannot reasonably determine the Partnership's long term liquidity position. However, the Partnership has sufficient liquidity for operations and to meet its obligations and commitments over the next few years.

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

                       I.R.E. Pension Investors, Ltd. -II
                         (A Florida Limited Partnership)

                           Part II - Other Information
                                  March 31 1997


Item 1 through 5

Not applicable.

Item 6 - Exhibits and Reports on Form 8-K

a.    Exhibit 27 - Financial data schedule

b. No report on Form 8-K was filed during the quarter ended March 31, 1997.




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



                                    I.R.E. PENSION INVESTORS, LTD.-II
                                    Registrant
                              By:   I.R.E. Pension Advisors II, Corp.
                                    Managing General Partner of Registrant




Date:  May 9, 1997            By:    /s/ Glen R. Gilbert
                                    --------------------
                                    Glen R. Gilbert, Senior Vice President
                                      and Chief Financial Officer