Form 10-Q
period 1997-06-30
IRE PENSION INVESTORS LTD-II
filed 1997-08-13
CIK 775440

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


               Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

         For the Quarter Ended                  Commission File Number
             June 30, 1997                              0-14188
             -------------                              -------


                       I.R.E. PENSION INVESTORS, LTD. - II
                  (Exact Name of Registrant as Specified in its
                       Certificate of Limited Partnership)


                Florida                               59-2582239
                -------                               ----------
        (State of Organization)         (I.R.S. Employer Identification Number)

       1750 E. Sunrise Boulevard
       Fort Lauderdale, Florida                          33304
       ------------------------                          -----
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

                            Statements of Operations
        For the six and three month periods ended June 30, 1996 and 1997
                                   (Unaudited)


                                    Six Months Ended    Three Months Ended
                                       June 30,             June 30,
                                    1996       1997       1996       1997
                                  -------   -------     -------  -------
Revenues:
   Rental income              $   251,720   251,720     125,860  125,860
   Interest income                 44,659    47,268      22,281   24,142
   Other income                       150       400          90       90
                                  -------   -------     -------  -------
Total revenues                    296,529   299,388     148,231  150,092
                                  -------   -------     -------  -------

Costs and expenses:
   Depreciation                   206,301   206,301     103,151  103,151
   Property operations:
     Property management
       fees to affiliate            2,517     2,517       1,258    1,258
     Other                          3,328     2,027       1,673    1,015
   General and administrative:
     To affiliates                 16,220    14,664       7,551    6,608
     Other                         28,575    25,861      13,444    6,496
                                  -------   -------     -------  -------
       Total costs and expenses   256,941   251,370     127,077  118,528
                                  -------   -------     -------  -------
Net income                    $    39,588    48,018      21,154   31,564
                                  =======   =======     =======  =======

Net income per weighted
   average limited partnership
   unit outstanding           $       .79       .97         .42      .64
                                  =======   =======     =======  =======


            See accompanying notes to unaudited financial statements.

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

                                 Balance Sheets
                       December 31, 1996 and June 30, 1997
                                   (Unaudited)


                                     Assets


                                                         1996        1997
                                                         ----        ----

Cash and cash equivalents                            $  332,701     398,207

Securities available for sale                         1,590,253   1,630,703

Investments in real estate:
   Office building                                    5,782,761   5,782,761
   Warehouse building                                 2,147,267   2,147,267
                                                      ---------   ---------
                                                      7,930,028   7,930,028

   Less accumulated depreciation                     (4,036,716) (4,243,017)
                                                      ---------   ---------
                                                      3,893,312   3,687,011

Other assets, net                                         2,337      18,183
                                                      ---------   ---------

                                                     $5,818,603   5,734,104
                                                     ==========   =========


                        Liabilities and Partners' Capital


Accrued expenses                                          6,787        --
Accounts payable                                         27,424      21,109
Other liabilities                                       169,105     173,242
Due to affiliates                                         2,925       1,976
                                                      ---------   ---------
      Total liabilities                                 206,241     196,327

Partners' capital:
   49,041 limited partnership units
   issued and outstanding                             5,612,362   5,537,777
                                                      ---------   ---------

                                                     $5,818,603   5,734,104
                                                     ==========   =========


            See accompanying notes to unaudited financial statements.

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

                         Statements of Partners' Capital
                     For the six months ended June 30, 1997
                                   (Unaudited)


                                          Limited     General
                                         Partners    Partners      Total
                                         --------    --------      -----

Balance at December 31, 1996           $ 5,615,063     (2,701)   5,612,362

Limited partner distributions             (122,603)       --      (122,603)

Net income                                  47,538        480       48,018
                                       -----------     ------    ---------

Balance at June 30, 1997               $ 5,539,998     (2,221)   5,537,777
                                       ===========     ======    =========


            See accompanying notes to unaudited financial statements.

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

                            Statements of Cash Flows
                 For the six months ended June 30, 1996 and 1997
                                   (Unaudited)


                                                1996        1997
                                                ----        ----
Operating Activities:
   Net income                             $    39,588      48,018
   Adjustments to reconcile net income
    to net cash provided by
    operating activities:
      Depreciation                            206,301     206,301
      Non-cash portion of rental income       (16,914)    (16,914)
   Changes in operating assets
     and liabilities:
      Increase (decrease) in accrued
       expenses, accounts payable, other
       liabilities and due to affiliates      (42,599)      7,000
      Decrease (increase) in other
       assets, net                              2,971     (15,846)
                                           ----------  ----------
Net cash provided by operating
   activities                                 189,347     228,559
                                           ----------  ----------

Investing Activities:
   Redemption and sale of securities
    available for sale                      2,949,941   3,190,189
   Purchase of securities
    available for sale                     (3,229,686) (3,230,639)
                                           ----------  ----------

Net cash used in
   investing activities                      (279,745)    (40,450)
                                           ----------  ----------

Financing Activities:
   Limited partner distributions             (123,280)   (122,603)
                                           ----------  ----------
Net cash used by financing
   activities                                (123,280)   (122,603)
                                           ----------  ----------
Increase (decrease) in cash and
   cash equivalents                          (213,678)     65,506

Cash and cash equivalents at
   beginning of period                        470,925     332,701
                                           ----------  ----------

Cash and cash equivalents
   at end of period                       $   257,247     398,207
                                           ==========  ==========


            See accompanying notes to unaudited financial statements.

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

                   Notes to Unaudited Financial Statements
                                  June 30, 1997

Note 1 - General

The accompanying financial statements have been prepared by the Partnership in accordance with the accounting policies described in its 1996 Annual Report and should be read in conjunction with the notes to financial statements which appear in that report.

Note 2 - Real Estate

On December 15, 1987, the Partnership purchased the Federal Express Distribution Center, a one story, 37,500 square foot office/warehouse building in Jacksonville, Florida. The building was designed for and is occupied solely by Federal Express Corporation pursuant to a lease, as extended that expires March 31, 1998. Federal Express has expressed their intention to relocate to a larger facility and, therefore, will not be renewing their lease. The Partnership has begun the search for either a replacement tenant or a buyer for the property.

On December 31,  1986,  the  Partnership  purchased  the  Galleria  Professional
Building, a six story office building containing 60,965 square feet of net leaseable area in Fort Lauderdale, Florida.

Following is summarized financial information with respect to operations at the Galleria Professional Building office building.

                                    Six Months Ended    Three Months Ended
                                       June 30,             June 30,
                                       --------             --------
                                    1996       1997       1996       1997
                                    ----       ----       ----       ----

   Rental income                $ 470,169   515,313     233,812  251,036
   Other income                     3,736     4,960       2,116    2,306
                                ---------   -------     -------  -------
                                  473,905   520,273     235,928  253,342
                                ---------   -------     -------  -------

   Property operating expenses    283,632   275,584     147,050  140,642
   Ground rent                     18,846    18,684       9,423    9,342
                                ---------   -------     -------  -------
                                  302,478   294,268     156,473  149,984
                                ---------   -------     -------  -------

   Operating income           $   171,427   226,005      79,455  103,358
                                =========   =======     =======  =======

Note 3 - Other Liabilities

Other liabilities at December 31, 1996 and June 30, 1997 consists primarily of unearned rental income, which as stated in the 1996 Annual Report (note 1), arises from leases with non-level payments being recognized ratably over the term of the lease.

Note 4 - Compensation to General Partners and Affiliates

During the six and three month periods ended June 30, 1996 and 1997, compensation to general partners and affiliates was as follows:

                                    Six Months Ended    Three Months Ended
                                       June 30,             June 30,
                                       --------             --------
                                    1996       1997       1996       1997
                                    ----       ----       ----       ----
Reimbursement for administrative
  and accounting services         $16,220    14,664       7,551    6,608
Property management fees            2,517     2,517       1,258    1,258
                                  -------    ------       -----    -----
Total                             $18,737    17,181       8,809    7,866
                                  =======    ======       =====    =====


Note 5 - Securities Available for Sale

The Partnership's securities are available for sale and are carried at fair value, with any related unrealized appreciation and or depreciation reported as a separate component of partners' capital. At December 31, 1996, the Partnership held one treasury bill that matured in February 1997, the cost of which approximated fair value. At June 30, 1997, the Partnership held one treasury bill that matures in August 1997, the cost of which approximates fair value.

Note  6 - Management Representation

In the opinion of Partnership Management, all adjustments, none of which were other than normal recurring accruals, necessary for a fair presentation of the accompanying financial information have been included.

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                                  June 30, 1997


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

Interest income increased approximately $3,000 and $2,000 for the six and threee month periods ended June 30, 1997 as compared to the comparable periods in 1996 primarily due to an increase in investable funds.

Other general and administrative expenses decreased approximately $3,000 and $7,000 for the six and three month periods ended June 30, 1997 as compared to the 1996 periods primarily due to a decrease in legal fees associated with the preparation of a sale contract on the Federal Express Distribution Center in 1996 which was subsequently cancelled and interest accrued in 1996 on the rescission of partnership units. This decrease was offset in part by an increase in professional fees associated with the appraisal of the Federal Express Distribution Center in 1997.

The original lease on the Federal Express Distribution Center expired on June 30, 1997. Federal Express had expressed their intention to relocate to a larger facility and had requested an extension of their lease through March 1998. The extension was granted and the Partnership has begun the search for either a replacement tenant or a buyer for the property.

At June 30, 1997, the Partnership had approximately $398,000 of cash and cash equivalents and approximately $1.6 million in Treasury Bills included in securities available for sale. The Partnership has been paying distributions of 2% per annum of original capital on a quarterly basis since the fourth quarter of 1990.

The Partnership's long term prospects will be primarily affected by future net income at the Galleria Professional Building and finding a replacement tenant for or the sale of the Federal Express Distribution Center. Due to the uncertainties involving the real estate market and the status of the Federal Express Distribution Center, management cannot reasonably determine the Partnership's long term liquidity position. However, management believes the Partnership has sufficient liquidity for operations and to meet its obligations and commitments over the next few years.

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

                       I.R.E. Pension Investors, Ltd. -II
                         (A Florida Limited Partnership)

                           Part II - Other Information
                                  June 30 1997


Item 1 through 5

Not applicable.

Item 6 - Exhibits and Reports on Form 8-K

a.    Exhibit 27 - Financial data schedule

b.    No report on Form 8-K was filed during the quarter ended June 30, 1997.


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



                                    I.R.E. PENSION INVESTORS, LTD.-II
                                    Registrant
                              By:   I.R.E. Pension Advisors II, Corp.
                                    Managing General Partner of Registrant



Date:  August 12, 1997              By: /s/ Alan B. Levan
                                        ------------------------------
                                        Alan B. Levan, President



Date:  August 12, 1997              By: /s/ Glen R. Gilbert
                                        ------------------------------
                                        Glen R. Gilbert, Executive Vice
                                         President and Chief Financial Officer