Form 10-Q
period 1997-09-30
IRE PENSION INVESTORS LTD-II
filed 1997-11-12
CIK 775440

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

   For the Quarter Ended                           Commission File Number
     September 30, 1997                                    0-14188


                       I.R.E. PENSION INVESTORS, LTD. - II
                  (Exact Name of Registrant as Specified in its
                       Certificate of Limited Partnership)


                 Florida                                59-2582239
                 -------                                ----------
         (State of Organization)         (I.R.S. Employer Identification Number)

        1750 E. Sunrise Boulevard
         Fort Lauderdale, Florida                          33304
         ------------------------                          -----
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

                            Statements of Operations
     For the nine and three month periods ended September 30, 1996 and 1997
                                   (Unaudited)


                                     Nine Months Ended        Three Months Ended
                                       September 30,            September 30,
                                    --------------------     -------------------
                                      1996         1997       1996        1997
                                    --------     -------     -------     -------

Revenues:
Rental income                       $377,580     381,366     125,860     129,646
Interest income                       68,111      72,849      23,452      25,581
Other income                             680         990         530         590
                                    --------    --------    --------    --------
Total revenues                       446,371     455,205     149,842     155,817
                                    --------    --------    --------    --------

Costs and expenses:
Depreciation                         309,451     309,451     103,150     103,150
Property operations:
Property management fees
to affiliate                           3,776       3,814       1,259       1,297
Other                                  4,340       3,230       1,012       1,203
General and administrative:
To affiliates                         24,613      23,104       8,393       8,440
Other                                 37,502      28,729       8,927       2,868
                                    --------    --------    --------    --------
Total costs and expenses             379,682     368,328     122,741     116,958
                                    --------    --------    --------    --------

Net income                          $ 66,689      86,877      27,101      38,859
                                    ========    ========    ========    ========

Net income per weighted
average limited partnership
unit outstanding                    $   1.35        1.75         .55         .78
                                    ========    ========    ========    ========


            See accompanying notes to unaudited financial statements.

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

                                 Balance Sheets
                    December 31, 1996 and September 30, 1997
                                   (Unaudited)


                                     Assets


                                                    1996         1997
                                                    ----         ----

Cash and cash equivalents                      $   332,701      449,673

Securities available for sale                    1,590,253    1,651,625

Investments in real estate:
Office building                                  5,782,761    5,782,761
Warehouse building                               2,147,267    2,147,267
                                                ----------   ----------
                                                 7,930,028    7,930,028
Less accumulated depreciation                   (4,036,716)  (4,346,167)
                                                ----------   ----------

                                                 3,893,312    3,583,861

Other assets, net                                    2,337       21,792
                                                ----------   ----------

                                               $  5,818,603   5,706,951
                                                ==========   ==========


                       Liabilities and Partners' Capital


Accrued expenses                                     6,787         --
Accounts payable                                    27,424       22,331
Other liabilities                                  169,105      166,048
Due to affiliates                                    2,925        3,236
                                                ----------   ----------
Total liabilities                                  206,241      191,615

Partners' capital:
49,041 limited partnership units issued
and outstanding                                  5,612,362    5,515,336
                                                ----------   ----------

                                               $ 5,818,603    5,706,951
                                                ==========   ==========


            See accompanying notes to unaudited financial statements.

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

                         Statements of Partners' Capital
                  For the nine months ended September 30, 1997
                                   (Unaudited)


                                          Limited         General
                                         Partners        Partners       Total
                                        ----------       --------     ---------

Balance at December 31, 1996            $5,615,063        (2,701)     5,612,362


Limited partner distributions             (183,903)         --         (183,903)

Net income                                  86,008           869         86,877
                                         ---------        ------      ---------

Balance at September 30, 1997           $5,517,168        (1,832)     5,515,336
                                         =========        ======      =========


            See accompanying notes to unaudited financial statements.

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

                            Statements of Cash Flows
              For the nine months ended September 30, 1996 and 1997
                                   (Unaudited)


                                                          1996          1997
                                                          ----          ----
Operating Activities:
      Net income                                     $    66,689         86,877
      Adjustments to reconcile net income
         to net cash provided by
         operating activities:
             Depreciation                                309,451        309,451
             Non-cash portion of rental income           (25,371)       (25,371)
      Changes in operating assets and liabilities:
             Increase (decrease) in accrued
                 expenses, accounts payable, other
                 liabilities and due to affiliates       (16,145)        10,745
             Decrease (increase) in other
                 assets, net                               2,977        (19,455)
                                                      ----------     ----------
Net cash provided by operating
      activities                                         337,601        362,247
                                                      ----------     ----------

Investing Activities:
      Redemption and sale of securities
         available for sale                            4,569,609      4,810,585
      Purchase of securities
         available for sale                           (4,870,137)    (4,871,957)
                                                      ----------     ----------
Net cash used in
      investing activities                              (300,528)       (61,372)
                                                      ----------     ----------

Financing Activities:
      Limited partner distributions                     (184,581)      (183,903)
                                                      ----------     ----------
Net cash used by financing
      activities                                        (184,581)      (183,903)
                                                      ----------     ----------
Increase (decrease) in cash and
      cash equivalents                                  (147,508)       116,972

Cash and cash equivalents at
      beginning of period                                470,925        332,701
                                                      ----------     ----------

Cash and cash equivalents
      at end of period                               $   323,417        449,673
                                                      ==========     ==========


            See accompanying notes to unaudited financial statements.

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

                     Notes to Unaudited Financial Statements
                               September 30, 1997

Note 1 - General

The accompanying financial statements have been prepared by the Partnership in accordance with the accounting policies described in its 1996 Annual Report and should be read in conjunction with the notes to financial statements which appear in that report.

Note 2 - Real Estate

On December 15, 1987, the Partnership purchased the Federal Express Distribution Center, a one story, 37,500 square foot office/warehouse building in Jacksonville, Florida. The building was designed for and is occupied solely by Federal Express Corporation pursuant to a lease, as extended that expires May 31, 1998. Federal Express has expressed their intention to relocate to a larger facility and, therefore, will not be renewing their lease. The Partnership has begun the search for either a replacement tenant or a buyer for the property.

On December 31,  1986,  the  Partnership  purchased  the  Galleria  Professional
Building, a six story office building containing 60,965 square feet of net leaseable area in Fort Lauderdale, Florida.

Following is summarized financial information with respect to operations at the Galleria Professional Building office building.

                                   Nine Months Ended        Three Months Ended
                                      September 30,           September 30,
                                 --------------------    --------------------
                                   1996        1997        1996        1997
                                 --------    --------    --------    --------

    Rental income                $712,170     759,974     242,001     244,661
    Other income                    5,863      10,048       2,127       5,088
                                 --------    --------    --------    --------
                                  718,033     770,022     244,128     249,749
                                 --------    --------    --------    --------

    Property operating
     expenses                     433,653     422,582     150,021     146,998
    Ground rent                    28,269      28,026       9,423       9,342
                                 --------    --------    --------    --------
                                  461,922     450,608     159,444     156,340
                                 --------    --------    --------    --------

    Operating income             $256,111     319,414      84,684      93,409
                                 ========     =======      ======      ======


Note 3 - Other Liabilities

Other liabilities at December 31, 1996 and September 30, 1997 consists primarily of unearned rental income, which as stated in the 1996 Annual Report (note 1), arises from leases with non-level payments being recognized ratably over the term of the lease.

Note 4 - Compensation to General Partners and Affiliates

During the nine and three month periods ended September 30, 1996 and 1997, compensation to general partners and affiliates was as follows:

                                     Nine Months Ended       Three Months Ended
                                       September 30,           September 30,
                                    ------------------       -----------------
                                     1996        1997         1996       1997
                                    ------      ------       -----       -----
Reimbursement for administrative
  and accounting services           24,613      23,104       8,393       8,440
Property management fees             3,776       3,814       1,259       1,297
                                    ------      ------       -----       -----
Total                               28,389      26,918       9,652       9,737
                                    ======      ======       =====       =====

Note 5 - Securities Available for Sale

The Partnership's securities are available for sale and are carried at fair value, with any related unrealized appreciation and or depreciation reported as a separate component of partners' capital. At December 31, 1996, the Partnership held one Treasury bill that matured in February 1997, the cost of which approximated fair value. At September 30, 1997, the Partnership held one Treasury bill that matures in November 1997, the cost of which approximates fair value.

Note  6 - Management Representation

In the opinion of Partnership Management, all adjustments, none of which were other than normal recurring accruals, necessary for a fair presentation of the accompanying financial information have been included.

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                               September 30, 1997


Except for historical information contained herein, the matters discussed in this report are forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward-looking statements are based largely on the Partnership's expectations and are subject to a number of risks and uncertainties, including but not limited to, economic, competitive and other factors affecting the Partnership's operations, markets, property values and other factors discussed elsewhere in this report and the documents filed by the Partnership with the Securities and Exchange Commission. Many of these factors are beyond the Partnership's control. Actual results could differ materially from these forward-looking statements. In light of these risks and uncertainties, there is no assurance that the results discussed in such forward-looking statements contained in this report will, in fact, occur. The Partnership does not undertake any obligation to publicly release the results of any revisions to these forward-looking statements to reflect future events or circumstances.

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

Rental income increased approximately $4,000 for the nine and three month periods ended September 30, 1997 as compared to the 1996 periods as a result of a rental increase at Federal Express, effective July 1997.

Interest income increased approximately $5,000 and $2,000 for the nine and three month periods ended September 30, 1997 as compared to the comparable periods in 1996 primarily due to an increase in investable funds.

Other general and administrative expenses decreased approximately $9,000 and $6,000 for the nine and three month periods ended September 30, 1997 as compared to the 1996 periods primarily due to a decrease in legal fees associated with the preparation of a sale contract on the Federal Express Distribution Center in 1996 which was subsequently cancelled and interest accrued in 1996 on the rescission of partnership units. During the nine month period ended September 30, 1997 as compared to the same period in 1996, this decrease was offset in part by an increase in professional fees associated with the appraisal of the Federal Express Distribution Center in 1997.

The original lease on the Federal Express Distribution Center expired on June 30, 1997. Federal Express had expressed their intention to relocate to a larger facility and had requested an extension of their lease through May 1998. The extension was granted and the Partnership has begun the search for either a replacement tenant or a buyer for the property.

At September 30, 1997, the Partnership had approximately $450,000 of cash and cash equivalents and approximately $1.7 million in Treasury Bills included in securities available for sale. The Partnership has been paying distributions of 2% per annum of original capital on a quarterly basis since the fourth quarter of 1990.

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

                       I.R.E. Pension Investors, Ltd. -II
                         (A Florida Limited Partnership)

                           Part II - Other Information
                                September 30 1997


Item 1 through 5

Not applicable.

Item 6 - Exhibits and Reports on Form 8-K

a.   Exhibit 27 - Financial data schedule

b. No report on Form 8-K was filed during the quarter ended September 30, 1997.




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


                                   I.R.E. PENSION INVESTORS, LTD.-II
                                   Registrant
                                   By: I.R.E. Pension Advisors II, Corp.
                                       Managing General Partner of Registrant



Date:  November 4, 1997            By: /s/ Alan B. Levan
                                       -------------------
                                       Alan B. Levan, President



Date:  November 4, 1997            By: /s/ Glen R. Gilbert
                                       ---------------------
                                       Glen R. Gilbert, Executive Vice President
                                        and Chief Financial Officer