Form 10-K
period 1997-12-31
IRE PENSION INVESTORS LTD-II
filed 1998-03-27
CIK 775440

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

   For the Fiscal Year Ended                    Commission File Number
       December 31, 1997                               0-14188
   -------------------------                    ----------------------


                       I.R.E. PENSION INVESTORS, LTD. - II
                  (Exact Name of Registrant as Specified in its
                       Certificate of Limited Partnership)


                Florida                               59-2582239
        -----------------------         ---------------------------------------
        (State of Organization)         (I.R.S. Employer Identification Number)


       1750 E. Sunrise Boulevard
        Fort Lauderdale, Florida                         33304
---------------------------------------                ----------
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


                                     PART I
ITEM 1. BUSINESS

I.R.E. PENSION INVESTORS, LTD.-II, a limited partnership organized under the laws of the State of Florida as of September 30, 1985, is primarily engaged in the business of operating and holding for investment, income producing real properties. Registrant did not utilize borrowings in connection with the purchase of its properties. The Partnership commenced a public offering of its units of limited partnership interest in October 1985. The required escrow relative to Registrant was reached and subscription funds were transferred to Registrant on December 26, 1985 ("Inception"). The Registrant closed the offering in October 1987, having raised $12,373,750 in capital and issued 49,491 units of limited partnership interest at $250 per unit. Galleria Professional Building and a minority interest in One West Nine Mile Joint Venture were acquired during 1986 and the Federal Express Distribution Center was acquired during 1987. During December 1991, the One West Nine Mile Joint Venture was sold. No properties were purchased or sold during 1997.

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

On December 31, 1997, Registrant had no employees. The balance of information required in Item 1 is either inapplicable or not material to an understanding of the Registrant's business.

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

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.
                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S UNITS OF LIMITED PARTNERSHIP INTEREST AND RELATED SECURITY HOLDER MATTERS

a) There is no established public trading market for Registrant's units of limited partnership interest.

b) There are approximately 1,727 holders of units of limited partnership interest as of February 28, 1998.

c) See Item 6.-Selected Financial Data regarding Registrant's distributions, incorporated herein by reference as if set forth herein.

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)


ITEM 6. SELECTED FINANCIAL DATA

For the five years ended December 31, 1997.

                                1993        1994         1995        1996         1997
                                ----        ----         ----        ----         ----
Revenues                   $    524,908       543,753     588,142      595,779      611,804
                             ==========    ==========  ==========   ==========   ==========
Net income (loss)          $      2,237      (656,016)     93,716       (6,107)     123,200
                             ==========    ==========  ==========   ==========   ==========
Net income (loss) per
 weighted average
 limited partnership
 unit outstanding          $        .04        (13.17)      1.88          (.12)       2.49
                             ==========    ==========  ==========   ==========   ==========

Total assets               $  7,321,582     6,364,252   6,230,003    5,818,603    5,676,601
                             ==========    ==========  ==========   ==========   ==========
Partners' capital          $  6,987,522     6,084,946   5,932,102    5,612,362    5,490,357
                             ==========    ==========  ==========   ==========   ==========
Distributions per
 weighted average
 limited partnership
 unit outstanding          $       5.00          5.00       5.00          5.00        5.00
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

Rental income increased for the year ended December 31, 1997 as compared to the comparable period in 1996 and 1995 as a result of a scheduled rental increase at Federal Express, effective July 1995 and July 1997.

Interest income increased for the year ended December 31, 1997 as compared to the comparable period in 1996 primarily due to increases in investable funds.

During 1996, the carrying value of Federal Express was reduced approximately $100,000 to its estimated fair value.

General and administrative expense to affiliates decreased for the year ended December 31, 1997 as compared to the same periods in 1996 and 1995 primarily due to decreased costs associated with administrative and accounting service reimbursements. These cost reimbursements are associated with filing requirements to regulatory agencies, tax return preparation and general accounting services.

Other general and administrative expenses decreased for the year ended December 31, 1997 as compared to the same periods in 1996 and 1995 primarily due to the interest accrued on the rescission of partnership units and cost incurred in 1996 pertaining to litigation and legal fees associated with the preparation of a sale contract on the Federal Express Distribution Center in 1996 which was subsequently cancelled.

The lease on Federal Express expired on June 30, 1997. Federal Express has expressed their intention to relocate to a larger facility and had requested an extension of their lease through May 1998. The extension was granted and the Partnership has begun the search for either a replacement tenant or a buyer for the property. If a replacement tenant is not found, rental income for 1998 and 1999 will decrease by approximately $155,000 and $268,000, respectively. Additionally, the Partnership would incur real estate taxes, insurance expense and other property maintenance expenses which Federal Express is currently responsible for.

When the Partnership acquired the Galleria Professional Building in 1986, it executed a net lease with the seller, leasing the property back to the seller on a totally net basis. The lease requires a minimum annual rental of $217,000 per annum plus 10% of the property income, as defined, between $217,000 and $467,000 and 50% of the property income in excess of $467,000. Based on operations of the property, reflected in information provided by the tenant, no percentage rent is to be paid for 1997.

At December 31, 1997, the Partnership had approximately $520,000 of cash and cash equivalents and approximately $1.7 million in Treasury Bills included in securities available for sale. The Partnership has been paying distributions of 2% per annum of original capital on a quarterly basis since the fourth quarter of 1990.

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

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)


ITEM 8. INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report

Financial Statements:

     Balance Sheets - December 31, 1996 and 1997

     Statements of Operations - For each of the Years in the Three Year Period ended December 31, 1997

     Statements of Partners' Capital - For each of the Years in the Three Year Period ended December 31, 1997

     Statements of Cash Flows - For each of the Years in the Three Year Period ended December 31, 1997

     Notes to Financial Statements


ITEM 14. FINANCIAL STATEMENT SCHEDULES

     III. Properties and Accumulated Depreciation - December 31, 1997.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of I.R.E. Pension Investors, Ltd.
- II, at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





                                          KPMG PEAT MARWICK LLP


Fort Lauderdale, Florida
March 20, 1998

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

                                 Balance Sheets
                           December 31, 1996 and 1997


                                     Assets


                                                     1996               1997
                                                     ----               ----

Cash and cash equivalents                        $   332,701          519,678

Securities available for sale                      1,590,253        1,673,707

Investments in real estate:
    Office building                                5,782,761        5,782,761
    Warehouse building                             2,147,267        2,147,267
                                                  ----------       ----------
                                                   7,930,028        7,930,028
    Less accumulated depreciation                 (4,036,716)      (4,449,318)
                                                  ----------       ----------
                                                   3,893,312        3,480,710

Other assets, net                                      2,337            2,506
                                                  ----------       ----------
                                                 $ 5,818,603        5,676,601
                                                  ==========       ==========


                       Liabilities and Partners' Capital


Accrued expenses                                       6,787             -
Accounts payable                                      27,424           25,382
Other liabilities                                    169,105          157,589
Due to affiliates                                      2,925            3,273
                                                  ----------       ----------
         Total liabilities                           206,241          186,244

Partners' capital:
       49,041 limited partnership units issued
      and outstanding                              5,612,362        5,490,357
                                                  ----------       ----------

                                                 $ 5,818,603        5,676,601
                                                  ==========       ==========




                 See accompanying notes to financial tatements.

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

                            Statements of Operations
     For each of the Years in the Three Year Period ended December 31, 1997


                                                 1995     1996       1997
                                                 ----     ----       ----

Revenues:
   Rental income                             $  496,290   503,440   511,018
   Interest income                               91,562    91,599    99,493
   Other income                                     290       740     1,293
                                               --------  --------   -------
     Total revenues                             588,142   595,779   611,804
                                               --------  --------   -------

Costs and expenses:
   Depreciation                                 412,602   412,602   412,602
   Impairment loss on real estate                  -      100,000      -
   Property operations:
     Property management fees to affiliate        4,963     5,034     5,110
     Other                                        7,235     5,353     4,432
   General and administrative:
     To affiliates                               32,113    32,878    30,544
     Other                                       37,513    46,019    35,916
                                               --------  --------   -------

       Total costs and expenses                 494,426   601,886   488,604
                                               --------  --------   -------

Net income (loss)                            $   93,716    (6,107)  123,200
                                               ========  ========   =======

Net income (loss) per weighted average
   limited partnership unit outstanding      $     1.88      (.12)     2.49
                                               ========  ========   =======



                See accompanying notes to financial statements.

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

                       Statements of Partners' Capital
     For each of the Years in the Three Year Period ended December 31, 1997


                                    Limited      General
                                   Partners     Partners     Total

Balance at December 31, 1994    $    6,087,973   (3,027)   6,084,946

Limited partner distributions         (246,560)    -        (246,560)

Net income                              92,779      937       93,716
                                     ---------   ------    ---------

Balance at December 31, 1995         5,934,192   (2,090)   5,932,102

Limited partner distributions         (245,883)    -        (245,883)

Rescission of limited partner
 units                                 (67,750)    -         (67,750)

Net loss                                (5,496)    (611)      (6,107)
                                     ---------   ------    ---------

Balance at December 31, 1996         5,615,063   (2,701)   5,612,362

Limited partner distributions         (245,205)    -        (245,205)

Net income                             121,968    1,232      123,200
                                     ---------   ------    ---------

Balance at December 31, 1997    $    5,491,826   (1,469)   5,490,357
                                     =========   ======    =========



                See accompanying notes to financial statements.

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

                            Statements of Cash Flows
     For each of the Years in the Three Year Period Ended December 31, 1997


                                                         1995          1996           1997
                                                         ----          ----           ----
Operating Activities:
    Net income (loss)                              $    93,716         (6,107)       123,200
    Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
        Depreciation                                   412,602        412,602        412,602
        Impairment of loss on real estate                 --          100,000           --
        Non-cash portion of rental income              (33,828)       (33,828)       (33,828)
    Changes in operating assets and liabilities:
        Increase (decrease) in accrued
          expenses, accounts payable, other
          liabilities and due to affiliates             52,423        (57,832)        13,831
        Decrease (increase) in other
          assets, net                                      600            740           (169)
                                                   -----------    -----------    -----------
Net cash provided by operating
    activities                                         525,513        415,575        515,636
                                                   -----------    -----------    -----------

Investing Activities:
    Redemption and sale of securities
      available for sale                             2,567,409      6,209,829      6,451,355
    Purchase of securities
      available for sale                            (2,643,243)    (6,449,995)    (6,534,809)
                                                   -----------    -----------    -----------
Net cash used in
    investing activities                               (75,834)      (240,166)       (83,454)
                                                   -----------    -----------    -----------

Financing Activities:
    Rescisson of limited partner
     units                                                --          (67,750)          --
    Limited partner distributions                     (246,560)      (245,883)      (245,205)
                                                   -----------    -----------    -----------
Net cash used by financing
    activities                                        (246,560)      (313,633)      (245,205)
Increase (decrease) in cash and
    cash equivalents                                   203,119       (138,224)       186,977

Cash and cash equivalents at
    beginning of year                                  267,806        470,925        332,701
                                                   -----------    -----------    -----------

Cash and cash equivalents
    at end of year                                 $   470,925        332,701        519,678
                                                   ===========    ===========    ===========

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

Basis of Financial Statement Presentation - The financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP"). In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and income and expenses for the periods presented. Actual results could differ significantly from those estimates. A material estimate that is susceptible to significant change in the next year relates to the determination of the impairment loss on real estate.

Compensation or Reimbursements to General Partners and Affiliates

The General Partners and/or their affiliates are entitled to receive compensation or reimbursements only as specified by the Partnership Agreement. The determination of amount and timing of payment is subject to certain limitations and to cash distribution preferences of limited partners. Following is a brief description of such compensation and the services to be rendered:

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

Securities Available for Sale

The Partnership's securities are classified as available for sale. These securities are carried at fair value, with any related unrealized appreciation or and depreciation reported as a separate component of partners capital. At December 31, 1996, the Partnership owned one treasury bill that matured in February 1997 in which cost approximated fair value. At December 31, 1997, the Partnership owned one treasury bill that matures in February 1998 in which cost approximated fair value.

Properties

The  properties  are  assets  to be held and used and are  stated at cost in the
accompanying  statements  of  financial  condition.   The  office  building  and
distribution center are depreciated using the straight-line method over an estimated useful life of 20 years.

Long-lived assets to be held and used by the Partnership are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. In performing the review for recoverability, the Partnership estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized and the property's cost basis is reduced. Measurement of an impairment loss for long-lived assets that the Partnership expects to hold and use are based on the fair value of the asset.

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

New Accounting Standards

The Financial Accounting Standard Board Statement ("FASB") issued, in June 1997, FASB Statement No. 130 ("FAS 130") "Reporting Comprehensive Income" and FASB Statement No. 131 ("FAS 131") "Disclosures About Segments of an Enterprise and Related Information". FAS 130 establishes standards for reporting comprehensive income in financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Some of the items included in comprehensive income are unrealized gains or losses on securities available for sale, underfunded pension obligations and employee stock options. FASB Statement No.131 ("FAS 131") establishes standards for the way that public companies report information about operating segments in annual financial statements and requires that those companies report selected information about operating segments in interim financial statements issued to the partners. FAS 130 and FAS 131 are effective for periods beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Implementation of FAS 130 and FAS 131 will impact disclosures in the December 31, 1998 Financial Statements but will not have an impact on the Partnership's Statement of Financial Condition or Statement of Operations.

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

Commencing 2002, the Partnership and the tenant have a buy/sell option for this property, which may be exercised by either the Partnership or the tenant. In essence, this option gives the tenant the right to purchase the property at its then fair market value or allows the Partnership to terminate the tenant lease. As part of this option, $6,000,000 plus the excess between approximately $100,000 per month and actual rent paid during the lease term (less certain defined offsets) can constitute the Partnership's offer to sell under the option. In such event, if the tenant fails to purchase the property at such price, the lease would be terminated and the Partnership would have no obligation to pay any part of the offering price to the tenant.

At December 31, 1997, the Galleria Professional Building was 100% percent occupied, with an average leasing rate of approximately $16.42 per square foot. As indicated above, the lessee is responsible for any and all costs associated with the property. Galleria Professional Building is located in Fort Lauderdale Florida on the Middle River Waterway. There are several mid-rise office buildings in the area. Galleria Mall, a large regional shopping center, is located east of this property. Rental rates of the mid-rise office buildings in close proximity to the Galleria Professional Building were similar to those being charged by the Galleria Professional Building.

Following is summarized financial information with respect to operations at the Galleria office building. The following information is unaudited because the Partnership has no contractual right to require the lessee of the property to provide audited information.

                                                   Years ended
                                                   December 31,
                                                   ------------
                                                 1996          1997
                                                 ----          ----
                                                    (Unaudited)
Rental income                                  968,191     1,028,522
Other income                                     7,405         7,766
                                               -------     ---------
                                               975,596     1,036,288

Property operating expenses                    579,803       667,712
Ground rent                                     37,692        37,368
                                               -------     ---------
                                               617,495       705,080
                                               -------     ---------

Operating income                               358,101       331,208
                                               =======     =========


Federal Express Distribution Center

On December 15, 1987, the Partnership purchased, from an unaffiliated seller, a one story 37,500 square foot office/warehouse building in Jacksonville, Florida.

The building was designed for and is occupied solely by Federal Express Corporation pursuant to a ten year lease which commenced June 8, 1987 and expired June 30, 1997. Federal Express has expressed their intention to relocate to a larger facility and had requested an extension of their lease through May 1998. The extension was granted and the Partnership has begun the search for either a replacement tenant or a buyer for the property. The lease required minimum monthly rental payments as follows:

              Term                       Amount
              ----                       ------

     Through June 1992                  $ 18,055
     July 1992 to June 1995             $ 19,860
     July 1995 to June 1997             $ 21,051
     July 1997 to May 1998              $ 22,314

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

Leases

The aggregate sum of the minimum lease rental payments to be received for the Galleria Professional Building and the Federal Express Distribution Center over the five succeeding years is approximately as follows:

                             Year ending December 31,
                             ------------------------
                   1998      1999      2000      2001      2002
                   ----      ----      ----      ----      ----
              $   328,570   217,000   217,000   217,000   217,000
              ===========   =======   =======   =======   =======

The above table does not consider exercise of renewal options by existing tenants or renewal of leases expiring during above periods.

(3) COMPENSATION  OR REIMBURSEMENTS TO GENERAL PARTNERS AND AFFILIATES

During the year ending December 31, 1995, 1996 and 1997 compensation to general partners and affiliates were as follows:

                                              1995     1996       1997
                                            -------   -------   -------
         Reimbursement for administrative
         and accounting services            $32,113    32,878    30,544
         Property management fees (a)         4,963     5,034     5,110
                                            -------   -------   -------
         Total                              $37,076    37,912    35,654
                                            =======   =======   =======

(a) Property management fees are computed as 1% of rental income.

(4) RECONCILIATION OF NET INCOME AND PARTNERS' CAPITAL

The following reconciliation provides details of the nature and amount of differences between net income (loss) and partners' capital per the accompanying financial statements and the Partnership tax return.

                                               1995             1996            1997
                                               ----             ----            ----
Net income (loss):
Amount reported for financial statement
purposes                                  $     93,716          (6,107)        123,200
Difference in financial statement/tax
depreciation expense                           202,719         202,719         202,722
Difference between accrual basis of
accounting used for financial
statements and the method used for
income tax purposes                            (31,444)        (71,365)        (18,178)
Adjustment due to fair value
considerations in the carrying
value of real estate for financial
statement purposes                                --           100,000            --
                                          ------------    ------------    ------------
Amount reported for income tax purposes   $    264,991         225,247         307,744
                                          ============    ============    ============

                                               1995            1996            1997
                                               ----            ----            ----
Partners' capital:
Amount reported for financial statement
purposes                                  $  5,932,102       5,612,362       5,490,357
Difference in financial statement/tax
depreciation expense                         1,788,439       1,991,158       2,193,880
Difference between accrual basis of
accounting used for financial
statements and the method used for
income tax purposes                            246,907         175,542         157,364
Difference due to fair value
considerations in the carrying value
of real estate for financial statement
and income tax purposes                        686,000         786,000         786,000
Cost of raising capital, deducted from
partners' capital for financial
statements and included in other
assets for income tax purposes               1,501,488       1,501,488       1,501,488
                                          ------------    ------------    ------------
Amount reported for income tax purposes   $ 10,154,936      10,066,550      10,129,089
                                          ============    ============    ============

(5) OTHER LIABILITIES

Other liabilities at December 31, 1996 and 1997 consists primarily of unearned rental income, which, as stated in the Summary of Significant Accounting Policies (note 1), arises from leases with non-level payments being recognized ratably over the term of the lease.

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

This matter has been in the Courts since 1988 and in October 1996, funds were placed in escrow to rescind sales of 271 Partnership units. Approximately $113,000 was placed in escrow representing $67,750 for the rescission of units and $45,250 for interest through October 1996. During the quarter ended September 30, 1996, partners' capital, units outstanding, per unit information, including income per unit amounts, were adjusted for the rescission of units. In April 1997, the Courts approved the above as final settlement of this matter.

                                                                    SCHEDULE III

                        I.R.E. Pension Investors, Ltd.-II
                     Properties and Accumulated Depreciation
                                December 31, 1997


                                    Galleria     Federal Express
                                  Professional    Distribution
                                  Office Bldg.       Center
                                 Ft. Lauderdale   Jacksonville
                                     Florida         Florida            Total
                                  -----------      -----------      -----------
Acquisition Date                      12/86            12/87

Encumbrances                      $      --               --               --
                                  ===========      ===========      ===========

Initial Costs:
   Land                           $      --            470,981          470,981
   Building and
    Improvements                    6,285,472        1,771,786        8,057,258
                                  -----------      -----------      -----------
                                    6,285,472        2,242,767        8,528,239
                                  -----------      -----------      -----------

Improvements:
 Costs capitalized
  subsequent to
  acquisition:
   Land                                  --                945              945
   Building and
    Improvements                      183,289            3,555          186,844
                                  -----------      -----------      -----------
                                      183,289            4,500          187,789
                                  -----------      -----------      -----------

Allowance to state real
 estate at fair
 value                               (686,000)        (100,000)        (786,000)
                                  -----------      -----------      -----------
                                     (686,000)        (100,000)        (786,000)
                                  -----------      -----------      -----------

Gross Amount:
`   Land                                  --            471,926          471,926
   Building and
    Improvements                    5,782,761        1,675,341        7,458,102
                                  -----------      -----------      -----------

    Total                           5,782,761        2,147,267        7,930,028
                                  ===========      ===========      ===========

Accumulated
 Depreciation                     $ 3,554,263          895,055        4,449,318
                                  ===========      ===========      ===========

Life on which
 depreciation
  is computed                      20 years        20 years

                        I.R.E. Pension Investors, Ltd.-II
              Reconciliation of Cost and Accumulated Depreciation
     For each of the Years in the Three Year Period ended December 31, 1997


                                       1995             1996             1997
                                  -----------      -----------      -----------
Cost:

Balance at beginning of period    $ 8,030,028        8,030,028        7,930,028
 Allowance to state real
   estate at fair
   value                                 --           (100,000)            --
                                  -----------      -----------      -----------
Balance at end of period          $ 8,030,028        7,930,028        7,930,028
                                  ===========      ===========      ===========



Accumulated Depreciation:

Balance at beginning of period    $ 3,211,512        3,624,114        4,036,716
  Additions:
    Depreciation                      412,602          412,602          412,602
                                  -----------      -----------      -----------

Balance at end of period          $ 3,624,114        4,036,716        4,449,318
                                  ===========      ===========      ===========

The aggregate basis for Federal income tax purposes (not reduced by accumulated depreciation) of the above properties was approximately $8,716,000 at December 31, 1997.

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

     Listed below are the directors of I.R.E. Pension Advisors II, Corp., Managing General Partner of Registrant, all of whom are to serve until the election and qualification of their respective successors unless sooner removed from office:

             NAME                AGE     POSITIONS HELD
             ----                ---     --------------
        Alan B. Levan             53     Director since 1985
        Earl Pertnoy              71     Director since 1985
        Carl E. B. McKenry, Jr.   68     Director since 1985

b)   Executive Officers.

     Listed below are the executive officers of I.R.E. Pension Advisors II, Corp., all of whom are to serve until they resign or are replaced by the Board of Directors:

            NAME                 AGE     POSITIONS HELD
            ----                 ---     --------------
       Alan B. Levan              53     President since 1985
       Glen R. Gilbert            53     Executive  Vice  President  since  July
                                         1997,   Senior  Vice  President   since
                                         1985-July    1997;    Chief   Financial
                                         Officer  since  1987;  Secretary  since
                                         1988

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

     GLEN R. GILBERT has been Executive Vice President of BFC Financial Corporation since July 1997, Chief Financial Officer since 1987 and Secretary since 1988. From 1985 through July 1997 he served in the position of Senior Vice President of BFC Financial Corporation. Mr. Gilbert has been a certified public accountant since 1970. Mr. Gilbert serves as an officer of Florida Partners Corporation and of the corporate general partner of Registrant and of various entities which were the corporate general partners of public limited partnerships which have now been liquidated, all of which are affiliated with BFC Financial Corporation.

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

     The Registrant did not pay salaries or expenses of the officers and directors of the general partner of the Registrant in 1997, except for travel and other expenses directly related to activities of the Registrant.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

a) & b) During the year ending December 31, 1997, the following entities received the fees and payments indicated for services rendered with respect to the Registrant:

             NAME AND
      RELATIONSHIP TO REGISTRANT        TRANSACTION                   AMOUNT
      --------------------------        -----------                   ------
      BFC Financial Corporation        Reimbursement for
      or subsidiaries,                 administrative and
      Affiliates of the General        accounting services           $ 30,544
      Partners
                                       Property management fees      $  5,110

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


     Exhibit 27 (27) Financial data schedule - Included as Exhibit 27.

B.   REPORTS ON FORM 8-K

     No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

     No annual report or proxy material for the year 1997 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.

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

                    I.R.E. PENSION INVESTORS, LTD. - II
                    Registrant
                    By: I.R.E. Pension Advisors-II, Corp.,
                    Managing General Partner



                    By: /S/ Alan B. Levan
                        -------------------------
                         Alan B. Levan, President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Managing General Partner on behalf of the Registrant and in the capacities and on the dates indicated.



/S/ Alan B. Levan                                            March 20, 1998
-------------------------------------------------------
Alan B. Levan, Director and Principal Executive Officer



/S/ Earl Pertnoy                                             March 20, 1998
-------------------------------------------------------
Earl Pertnoy, Director



/S/ Carl E.B. McKenry, Jr.                                   March 20, 1998
-------------------------------------------------------
Carl E. B. McKenry Jr., Director