Form 10-Q
period 1998-03-31
IRE PENSION INVESTORS LTD-II
filed 1998-05-15
CIK 775440

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

    For the Quarter Ended                            Commission File Number
        March 31, 1998                                      0-14188
        --------------                                      -------


                       I.R.E. PENSION INVESTORS, LTD. - II
                  (Exact Name of Registrant as Specified in its
                       Certificate of Limited Partnership)


            Florida                                59-2582239
            -------                                ----------
    (State of Organization)          (I.R.S. Employer Identification Number)

          1750 E. Sunrise Boulevard
           Fort Lauderdale, Florida                                  33304
           ------------------------                                  -----
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

                            Statements of Operations
               For the three months ended March 31, 1997 and 1998
                                   (Unaudited)


                                                            Three Months Ended
                                                                 March 31,
                                                                 ---------
                                                            1997          1998
                                                            ----          ----
Revenues:
   Rental income                                          $125,860       129,649
   Interest income                                          23,126        27,644
   Other income                                                310            60
                                                          --------      --------
     Total revenues                                        149,296       157,353
                                                          --------      --------

Costs and expenses:
   Depreciation                                            103,150       103,150
   Property operations:
     Property management fees to affiliate                   1,259         1,296
     Other                                                   1,012         1,203
   General and administrative:
     To affiliates                                           8,056         8,158
     Other                                                  19,365        16,393
                                                          --------      --------

       Total costs and expenses                            132,842       130,200
                                                          --------      --------

Net income                                                $ 16,454        27,153
                                                          ========      ========

Net income per weighted average
   limited partnership unit outstanding                   $    .33           .55
                                                          ========      ========



            See accompanying notes to unaudited financial statements.

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

                                 Balance Sheets
                      December 31, 1997 and March 31, 1998
                                   (Unaudited)


                                     Assets


                                                       1997           1998
                                                       ----           ----

Cash and cash equivalents                        $   519,678        219,167

Securities available for sale                      1,673,707       2,014244

Investments in real estate:
    Office building                                5,782,761      5,782,761
    Warehouse building                             2,147,267      2,147,267
                                                 -----------    -----------
                                                   7,930,028      7,930,028
    Less accumulated depreciation                 (4,449,318)    (4,552,468)
                                                 -----------    -----------
                                                   3,480,710      3,377,560

Other assets, net                                      2,506         19,386
                                                 -----------    -----------

                                                 $ 5,676,601      5,630,357
                                                 ===========    ===========


                       Liabilities and Partners' Capital


Accounts payable                                      25,382         22,420
Other liabilities                                    157,589        149,134
Due to affiliates                                      3,273          2,594
                                                 -----------    -----------
         Total liabilities                           186,244        174,148

Partners' capital:
  49,041 limited partnership units issued
      and outstanding                              5,490,357      5,456,209
                                                 -----------    -----------

                                                 $ 5,676,601      5,630,357
                                                 ===========    ===========




            See accompanying notes to unaudited financial statements.

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

                         Statements of Partners' Capital
                    For the three months ended March 31, 1998
                                   (Unaudited)


                                        Limited        General
                                        Partners       Partners         Total
                                        --------       --------         -----

Balance at December 31, 1997          $ 5,491,826         (1,469)     5,490,357

Limited partner distributions             (61,301)          --          (61,301)

Net income                                 26,881            272         27,153
                                      -----------    -----------    -----------

Balance at March 31, 1998             $ 5,457,406         (1,197)     5,456,209
                                      ===========    ===========    ===========




            See accompanying notes to unaudited financial statements.

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

                            Statements of Cash Flows
               For the three months ended March 31, 1997 and 1998
                                   (Unaudited)


                                                          1997           1998
                                                          ----           ----

Operating Activities:
    Net income                                       $    16,454         27,153
    Adjustments to reconcile net income
      to net cash provided by
      operating activities:
        Depreciation                                     103,150        103,150
        Non-cash portion of rental income                 (8,457)        (8,457)
    Changes in operating assets and liabilities:
        Decrease in accounts
           payable, other
          liabilities and due to affiliates              (21,723)        (3,639)
        Decrease (increase) in other
          assets, net                                      1,212        (16,880)
                                                     -----------    -----------
Net cash provided by operating
    activities                                            90,636        101,327
                                                     -----------    -----------

Investing Activities:
    Redemption and sale of securities
      available for sale                               1,590,253      1,673,707
    Purchase of securities
      available for sale                              (1,610,077)    (2,014,244)
                                                     -----------    -----------
Net cash used in
    investing activities                                 (19,824)      (340,537)
                                                     -----------    -----------

Financing Activities:
    Limited partner distributions                        (61,301)       (61,301)
                                                     -----------    -----------
Net cash used by financing
    activities                                           (61,301)       (61,301)
                                                     -----------    -----------
Increase (decrease) in cash and
    cash equivalents                                       9,511       (300,511)

Cash and cash equivalents at
    beginning of period                                  332,701        519,678
                                                     -----------    -----------

Cash and cash equivalents
    at end of period                                 $   342,212        219,167
                                                     ===========    ===========


            See accompanying notes to unaudited financial statements.

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

                     Notes to Unaudited Financial Statements
                                 March 31, 1998

Note 1 - General

The accompanying financial statements have been prepared by the Partnership in accordance with the accounting policies described in its 1997 Annual Report and should be read in conjunction with the notes to financial statements which appear in that report.

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

Following is summarized financial information with respect to operations at the Galleria Professional Building office building.

                                               Three Months Ended
                                                   March  31,
                                                1997       1998
                                                ----       ----
               Rental income                 $264,277    260,790
               Other income                     2,654      3,658
                                             --------   --------
                                              266,931    264,448
                                             --------   --------

               Property operating expenses    134,942    160,111
               Ground rent                      9,342      9,342
                                             --------   --------
                                              144,284    169,453
                                             --------   --------

               Operating income              $122,647     94,995
                                             ========   ========

Note 3 - Other Liabilities

Other liabilities at December 31, 1997 and March 31, 1998 consists primarily of unearned rental income which arises from leases with non-level payments being recognized ratably over the term of the lease.

Note 4 - Compensation or Reimbursements to General Partners and Affiliates

During the three months ended March 31, 1997 and 1998, compensation to general partners and affiliates was as follows:

                                                    Three Months Ended
                                                         March 31,
                                                         ---------
                                                      1997     1998
                                                      ----     ----
               Reimbursement for administrative
                 and accounting services             $8,056    8,158
               Property management fees (a)           1,259    1,296
                                                     ------   ------
               Total                                  9,315    9,454
                                                     ======   ======

(a) Property management fees are computed as 1% of rental income.

Note 5 - Securities Available for Sale

Securities held by the Partnership are available for sale and are carried at fair value, with any related unrealized appreciation and or depreciation reported as a separate component of partners' capital. At December 31, 1997, the Partnership held one treasury bill that matured in February 1998, the cost of which approximated fair value. At March 31, 1998, the partnership held one treasury bill and commercial paper that matures in May 1998, the cost of which approximates fair value.

Note  6 - Management Representation

In the opinion of Partnership Management, all adjustments, none of which were other than normal recurring accruals, necessary for a fair presentation of the accompanying financial information have been included.

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                                 March 31, 1998


Except for historical information contained herein, the matters discussed in this report are forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward-looking statements are based largely on the Partnership's expectations and are subject to a number of risks and uncertainties, including but not limited to, economic matters (both as a general matter and in particular in the areas where the Partnership owns real estate), competitive and other factors affecting the Partnership's operations, markets, property values and other factors including factors associated with the continued ownership and operation of real estate and the leasing or sale of the Federal Express Distribution Center discussed elsewhere in this report and the documents filed by the Partnership with the Securities and Exchange Commission. Many of these factors are beyond the Partnership's control. Actual results could differ materially from these forward-looking statements. In light of these risks and uncertainties, there is no assurance that the results discussed in such forward-looking statements contained in this report will, in fact, occur. The Partnership does not undertake any obligation to publicly release the results of any revisions to these forward-looking statements to reflect future events or circumstances.

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

Rental income increased approximately $4,000 for the three months ended March 31, 1998 as compared to the 1997 period as a result of a rental increase at Federal Express, effective July 1997.

Interest income increased approximately $5,000 for three months ended March 31, 1998 as compared to the comparable period in 1997 primarily due to an increase in investable funds.

Other general and administrative expenses decreased approximately $3,000 for the three months ended March 31, 1998 as compared to the 1997 period primarily due to a decrease in legal fees.

The Federal Express Distribution Center lease extension expires May 31, 1998. Federal Express has expressed their intention to relocate to a larger facility and, therefore, will not be renewing their lease. The Partnership has begun the search for either a replacement tenant or a buyer for the property.

At March 31, 1998, the Partnership had approximately $219,000 of cash and cash equivalents and approximately $2.0 million in treasury bills and commercial paper included in securities available for sale. The Partnership has been paying distributions of 2% per annum of original capital on a quarterly basis since the fourth quarter of 1990.

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

                       I.R.E. Pension Investors, Ltd. -II
                         (A Florida Limited Partnership)

                           Part II - Other Information
                                 March 31, 1998


Item 1 through 5

Not applicable.

Item 6 - Exhibits and Reports on Form 8-K

     a.   Exhibit 27 - Financial data schedule

     b. No report on Form 8-K was filed during the quarter ended March 31, 1998.




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



                                      I.R.E. PENSION INVESTORS, LTD.-II
                                      Registrant
                             By:      I.R.E. Pension Advisors II, Corp.
                                      Managing General Partner of Registrant



Date:  May 8, 1998           By:        /s/ Alan B. Levan
                                      -------------------
                                      Alan B. Levan, President



Date:  May 8, 1998           By:        /s/ Glen R. Gilbert
                                      ---------------------
                                      Glen R. Gilbert, Executive Vice President
                                        and Chief Financial Officer