Form 10-Q
period 1998-06-30
IRE PENSION INVESTORS LTD-II
filed 1998-08-14
CIK 775440

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

           For the Quarter Ended         Commission File Number
               June 30, 1998                    0-14188
               -------------                    -------


                       I.R.E. PENSION INVESTORS, LTD. - II
                  (Exact Name of Registrant as Specified in its
                       Certificate of Limited Partnership)


            Florida                                    59-2582239
            -------                                    ----------
    (State of Organization)              (I.R.S. Employer Identification Number)

           1750 E. Sunrise Boulevard
           Fort Lauderdale, Florida                                    33304
           ------------------------                                    -----
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

                       I.R.E. Pension Investors, Ltd. - II
                          Index to Financial Statements



PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements:

               Balance Sheets as of June 30, 1997 and December 31, 1998 - Unaudited

               Statements of Operations for the six and three months ended June 30, 1997 and 1998 - Unaudited

               Statements of Partners' Capital for the six months ended June 30, 1998 - Unaudited

               Statements of Cash Flows for the six months ended June 30, 1997 and 1998 - Unaudited

               Notes to Unaudited Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.       OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K

SIGNATURES

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

                                 Balance Sheets
                       December 31, 1997 and June 30, 1998
                                   (Unaudited)


                                     Assets


                                                       1997        1998
                                                       ----        ----

Cash and cash equivalents                        $    519,678     262,375

Securities available for sale                       1,673,707   2,014,429
Investments in real estate:
    Office building                                 5,782,761   5,782,761
    Warehouse building                              2,147,267   2,147,267
                                                    ---------   ---------
                                                    7,930,028   7,930,028
    Less accumulated depreciation                  (4,449,318) (4,655,619)
                                                    ---------   ---------
                                                    3,480,710   3,274,409

Other assets, net                                       2,506         103
                                                    ---------   ---------

                                                 $  5,676,601   5,551,316
                                                    =========   =========


                       Liabilities and Partners' Capital


Accounts payable                                       25,382      19,431
Other liabilities                                     157,589     118,361
Due to affiliates                                       3,273       2,325
                                                    ---------   ---------
         Total liabilities                            186,244     140,117

Partners' capital:
    49,041 limited partnership units issued
      and outstanding                               5,490,357   5,411,199
                                                    ---------   ---------

                                                 $  5,676,601   5,551,316
                                                    =========   =========


           See accompanying notes to unaudited financial statements.

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

                            Statements of Operations
        For the six and three month periods ended June 30, 1997 and 1998
                                   (Unaudited)


                                 Six Months Ended       Three Months Ended
                                    June 30,                 June 30,
                                    --------                 --------
                                 1997        1998        1997        1998
                                 ----        ----        ----        ----
Revenues:
 Rental income                 $251,720     236,986     125,860     107,337
 Interest income                 47,268      56,360      24,142      28,716
 Other income                       400         370          90         310
                               --------    --------    --------    --------
Total revenues                  299,388     293,716     150,092     136,363
                               --------    --------    --------    --------

Costs and expenses:
 Depreciation                   206,301     206,301     103,151     103,151
 Property operations:
 Property management fees to
  affiliate                       2,517       2,370       1,258       1,074
 Other                            2,027       2,406       1,015       1,203
 General and administrative:
  To affiliates                  14,664      17,026       6,608       8,868
  Other                          25,861      22,168       6,496       5,775
                               --------    --------    --------    --------
Total costs and expenses        251,370     250,271     118,528     120,071
                               --------    --------    --------    --------

Net income                     $ 48,018      43,445      31,564      16,292
                               ========    ========    ========    ========

Net income per weighted
 average limited partnership
 unit outstanding              $    .97         .88         .64         .33
                               ========    ========    ========    ========


           See accompanying notes to unaudited financial statements.

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

                         Statements of Partners' Capital
                     For the six months ended June 30, 1998
                                   (Unaudited)


                                  Limited         General
                                  Partners        Partners          Total
                                 -----------     -----------     -----------
Balance at December 31, 1997     $ 5,491,826          (1,469)      5,490,357

Limited partner distributions       (122,603)           --          (122,603)

Net income                            43,011             434          43,445
                                 -----------     -----------     -----------

Balance at June 30, 1998         $ 5,412,234          (1,035)      5,411,199
                                 ===========     ===========     ===========




           See accompanying notes to unaudited financial statements.

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

                            Statements of Cash Flows
                 For the six months ended June 30, 1997 and 1998
                                   (Unaudited)


                                                      1997            1998
                                                      ----            ----
Operating Activities:
Net income                                      $    48,018          43,445
Adjustments to reconcile net income
 to net cash provided by
 operating activities:
Depreciation                                        206,301         206,301
Non-cash portion of rental income                   (16,914)        (16,914)
Changes in operating assets and liabilities:
 Increase (decrease) in accounts
  payable, other liabilities
  and due to affiliates                               7,000         (29,213)
 Decrease (increase) in other
  assets, net                                       (15,846)          2,403
                                                -----------     -----------
Net cash provided by operating
activities                                          228,559         206,022
                                                -----------     -----------

Investing Activities:
Redemption and sale of securities
 available for sale                               3,190,189       3,674,327
Purchase of securities
 available for sale                              (3,230,639)     (4,015,049)
                                                -----------     -----------
Net cash used in
 investing activities                               (40,450)       (340,722)
                                                -----------     -----------

Financing Activities:
Limited partner distributions                      (122,603)       (122,603)
                                                -----------     -----------
Net cash used by financing
 activities                                        (122,603)       (122,603)
                                                -----------     -----------
Increase (decrease) in cash and
 cash equivalents                                    65,506        (257,303)

Cash and cash equivalents at
 beginning of period                                332,701         519,678
                                                -----------     -----------

Cash and cash equivalents
 at end of period                               $   398,207         262,375
                                                ===========     ===========


           See accompanying notes to unaudited financial statements.

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

                     Notes to Unaudited Financial Statements
                                  June 30, 1998

Note 1 - General

The accompanying financial statements have been prepared by the Partnership in accordance with the accounting policies described in its 1997 Annual Report and should be read in conjunction with the notes to financial statements which appear in that report.

Note 2 - Real Estate

On December 15, 1987, the Partnership purchased the Federal Express Distribution Center, a one story, 37,500 square foot office/warehouse building in Jacksonville, Florida. The building was designed for and was occupied solely by Federal Express Corporation pursuant to a lease that expired May 31, 1998.
Federal Express vacated the property on that date and the Partnership is not currently receiving rent on this property. The Partnership has begun the search for either a replacement tenant or a buyer for the property.

On December 31,  1986,  the  Partnership  purchased  the  Galleria  Professional
Building, a six story office building containing 60,965 square feet of net leaseable area in Fort Lauderdale, Florida.

Following is summarized financial information with respect to operations at the Galleria Professional Building:

                                  Six Months Ended       Three Months Ended
                                      June 30,                June 30,
                                      --------                --------
                                  1997        1998        1997        1998
                                  ----        ----        ----        ----

Rental income                  $515,313     502,182     251,036     241,392
Other income                      4,960       4,757       2,306       1,099
                               --------    --------    --------    --------
                                520,273     506,939     253,342     242,491
                               --------    --------    --------    --------

Property operating expenses     275,584     336,613     140,642     176,502
Ground rent                      18,684      18,684       9,342       9,342
                               --------    --------    --------    --------
                                294,268     355,297     149,984     185,844
                               --------    --------    --------    --------

Operating income               $226,005     151,642     103,358      56,647
                               ========    ========    ========    ========

Note 3 - Other Liabilities

Other liabilities at December 31, 1997 and June 30, 1998 consists primarily of unearned rental income which arises from leases with non-level payments being recognized ratably over the term of the lease.

Note 4 - Compensation or Reimbursements to General Partners and Affiliates

During the six and three months ended June 30, 1997 and 1998, compensation to general partners and affiliates was as follows:

                                      Six Months Ended     Three Months Ended
                                          June 30,              June 30,
                                          --------              --------
                                      1997       1998       1997       1998
                                      ----       ----       ----       ----
Reimbursement for administrative
 and accounting services            $14,664     17,026      6,608      8,868
Property management fees (a)          2,517      2,370      1,258      1,074
                                    -------    -------    -------    -------
Total                                17,181     19,396      7,866      9,942
                                    =======    =======    =======    =======

(a) Property management fees are computed as 1% of rental income.

Note 5 - Securities Available for Sale

Securities held by the Partnership are available for sale and are carried at fair value, with any related unrealized appreciation and or depreciation reported as a separate component of partners' capital. At December 31, 1997, the Partnership held a treasury bill that matured in February 1998, the cost of which approximated fair value. At June 30, 1998, the partnership held a treasury bill and commercial paper that mature in August 1998, the cost of which approximates fair value.

Note  6 - Management Representation

In the opinion of Partnership management, all adjustments, none of which were other than normal recurring accruals, necessary for a fair presentation of the accompanying financial information have been included.

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                                  June 30, 1998


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

A description of the Partnership's investment properties follows:

          * Federal Express Distribution Center - A 38,000 square foot warehouse building located in Jacksonville, Florida.

          * Galleria Professional Building - A 61,000 square foot office building located in Fort Lauderdale, Florida.

The Galleria Professional Building is net leased to a tenant. The Federal Express Distribution Center was occupied solely by Federal Express Corporation pursuant to a lease that expired May 31, 1998. Federal Express vacated the property on that date and the Partnership is not currently receiving rent on this property. The Partnership has begun the search for either a replacement tenant or a buyer for the property.

Rental income decreased approximately $15,000 and $19,000 for the six and three month periods ended June 30, 1998 as compared to the 1997 periods primarily due to the vacancy of the Federal Express building, effective May 31, 1998. This decrease was partially offset with an increase in rent in July 1997 at Federal Express.

Interest income increased approximately $9,000 and $5,000 for six and three month periods ended June 30, 1998 as compared to the comparable periods in 1997 primarily due to an increase in investable funds.

Other general and administrative expenses decreased approximately $4,000 for the six months ended June 30, 1998 as compared to the 1997 period primarily due to a decrease in legal fees.

At June 30, 1998, the Partnership had approximately $262,000 of cash and cash equivalents and approximately $2.0 million in a treasury bill and commercial paper included in securities available for sale. The Partnership has been paying distributions of $5.00 per $1,000 of original capital on a quarterly basis since the fourth quarter of 1990.

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

                       I.R.E. Pension Investors, Ltd. -II
                         (A Florida Limited Partnership)

                           Part II - Other Information
                                  June 30, 1998


Item 1 through 5

Not applicable.

Item 6 - Exhibits and Reports on Form 8-K

a.   Exhibit 27 - Financial data schedule

b.   No report on Form 8-K was filed during the quarter ended June 30, 1998.




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



                                        I.R.E. PENSION INVESTORS, LTD.-II
                                        Registrant
                               By:      I.R.E. Pension Advisors II, Corp.
                                        Managing General Partner of Registrant



Date:  August 12, 1998                  By:        /s/ Alan B. Levan
                                                   -------------------
                                                   Alan B. Levan, President



Date:  August 12, 1998                  By:        /s/ Glen R. Gilbert
                                                   ---------------------
                                                   Glen R. Gilbert, Executive
                                                    Vice President and Chief
                                                    Financial Officer