Form 10-Q
period 1998-09-30
IRE PENSION INVESTORS LTD-II
filed 1998-11-13
CIK 775440

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

  For the Quarter Ended                            Commission File Number
    September 30, 1998                                     0-14188


                       I.R.E. PENSION INVESTORS, LTD. - II
                  (Exact Name of Registrant as Specified in its
                       Certificate of Limited Partnership)


          Florida                                      59-2582239
  (State of Organization)                (I.R.S. Employer Identification Number)

         1750 E. Sunrise Boulevard
          Fort Lauderdale, Florida                    33304
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



PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

          Balance Sheets as of September 30, 1998 and December 31, 1997 - Unaudited

          Statements of Operations for the nine and three month periods ended September 30, 1997 and 1998 - Unaudited

          Statements of Partners' Capital for the nine month periods ended September 30, 1998 - Unaudited

          Statements of Cash Flows for the nine months ended September 30, 1997 and 1998 - Unaudited

          Notes to Unaudited Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

                                 Balance Sheets
                    December 31, 1997 and September 30, 1998
                                   (Unaudited)


                                     Assets

                                                      1997               1998
                                                      ----               ----
Cash and cash equivalents                        $   519,678            246,779

Securities available for sale                      1,673,707          2,030,695
Investments in real estate:
   Office building                                 5,782,761          5,782,761
   Warehouse building                              2,147,267          2,147,267
                                                 -----------        -----------
                                                   7,930,028          7,930,028
   Less accumulated depreciation                  (4,449,318)        (4,758,769)
                                                 -----------        -----------
                                                   3,480,710          3,171,259

Other assets, net                                      2,506              4,400
                                                 -----------        -----------

                                                 $ 5,676,601          5,453,133
                                                 ===========        ===========


                       Liabilities and Partners' Capital


Accounts payable                                      25,382             19,300
Other liabilities                                    157,589            115,604
Due to affiliates                                      3,273              1,004
                                                 -----------        -----------
   Total liabilities                                 186,244            135,908

Partners' capital:
   49,041 limited partnership
   units issued and outstanding                    5,490,357          5,317,225
                                                 -----------        -----------

                                                 $ 5,676,601          5,453,133
                                                 ===========        ===========


           See accompanying notes to unaudited financial statements.

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

                            Statements of Operations
     For the nine and three month periods ended September 30, 1997 and 1998
                                   (Unaudited)


                                     Nine Months Ended       Three Months Ended
                                       September 30,           September 30,
                                   --------------------    ---------------------
                                     1997        1998        1997        1998
                                     ----        ----        ----        ----
Revenues:
  Rental income                    $381,366     299,693     129,646      62,707
  Interest income                    72,849      85,722      25,581      29,362
  Other income                          990         370         590        --
                                   --------    --------    --------    --------
Total revenues                      455,205     385,785     155,817      92,069
                                   --------    --------    --------    --------

Costs and expenses:
  Depreciation                      309,451     309,451     103,150     103,150
  Property operations:
    Property management fees to
     affiliate                        3,814       2,797       1,297         427
    Other                             3,230      10,842       1,203       8,436
  General and administrative:
    To affiliates                    23,104      24,747       8,440       7,721
    Other                            28,729      27,176       2,868       5,008
                                   --------    --------    --------    --------
     Total costs and expenses       368,328     375,013     116,958     124,742
                                   --------    --------    --------    --------

Net income (loss)                  $ 86,877      10,772      38,859     (32,673)
                                   ========    ========    ========    ========

Net income (loss) per weighted
  average limited partnership
  unit outstanding                 $   1.75         .22         .78        (.66)
                                   ========    ========    ========    ========


           See accompanying notes to unaudited financial statements.

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

                         Statements of Partners' Capital
                  For the nine months ended September 30, 1998
                                   (Unaudited)


                                     Limited         General
                                     Partners        Partners         Total
                                    -----------     -----------     -----------

Balance at December 31, 1997        $ 5,491,826          (1,469)      5,490,357

Limited partner distributions          (183,904)           --          (183,904)

Net income                               10,664             108          10,772
                                    -----------     -----------     -----------

Balance at September 30, 1998       $ 5,318,586          (1,361)      5,317,225
                                    ===========     ===========     ===========


           See accompanying notes to unaudited financial statements.

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

                            Statements of Cash Flows
              For the nine months ended September 30, 1997 and 1998
                                   (Unaudited)


                                                         1997            1998
                                                         ----            ----
Operating Activities:
    Net income                                      $    86,877          10,772
    Adjustments to reconcile net income
       to net cash provided by
       operating activities:
           Depreciation                                 309,451         309,451
           Non-cash portion of rental income            (25,371)        (25,371)
    Changes in operating assets and liabilities:
           Increase (decrease) in accounts
                payable, other liabilities
                and due to affiliates                    10,745         (24,965)
           Increase in other
               assets, net                              (19,455)         (1,894)
                                                    -----------     -----------
Net cash provided by operating
    activities                                          362,247         267,993
                                                    -----------     -----------

Investing Activities:
    Redemption and sale of securities
       available for sale                             4,810,585       8,689,006
    Purchase of securities
       available for sale                            (4,871,957)     (9,045,994)
                                                    -----------     -----------
Net cash used in
    investing activities                                (61,372)       (356,988)
                                                    -----------     -----------

Financing Activities:
    Limited partner distributions                      (183,903)       (183,904)
                                                    -----------     -----------
Net cash used by financing
    activities                                         (183,903)       (183,904)
                                                    -----------     -----------
Increase (decrease) in cash and
    cash equivalents                                    116,972        (272,899)

Cash and cash equivalents at
    beginning of period                                 332,701         519,678
                                                    -----------     -----------

Cash and cash equivalents
    at end of period                                $   449,673         246,779
                                                    ===========     ===========


           See accompanying notes to unaudited financial statements.

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

                     Notes to Unaudited Financial Statements
                               September 30, 1998

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

Following is summarized financial information with respect to operations at the Galleria Professional Building:

                                      Nine Months Ended     Three Months Ended
                                        September 30,          September 30,
                                    --------------------    --------------------
                                      1997        1998        1997        1998
                                      ----        ----        ----        ----
Rental income                       $759,974     741,059     244,661     238,877
Other income                          10,048       9,738       5,088       4,981
                                    --------    --------    --------    --------
                                     770,022     750,797     249,749     243,858
                                    --------    --------    --------    --------

Property operating expenses          422,582     513,187     146,998     176,574
Ground rent                           28,026      28,024       9,342       9,340
                                    --------    --------    --------    --------
                                     450,608     541,211     156,340     185,914
                                    --------    --------    --------    --------

Operating income                    $319,414     209,586      93,409      57,944
                                    ========    ========    ========    ========

Note 3 - Other Liabilities

Other liabilities at December 31, 1997 and September 30, 1998 consists primarily of unearned rental income which arises from leases with non-level payments being recognized ratably over the term of the lease.

Note 4 - Compensation or Reimbursements to General Partners and Affiliates

During the nine and three months ended September 30, 1997 and 1998, compensation to general partners and affiliates was as follows:

                                         Nine Months Ended    Three Months Ended
                                           September 30,         September 30,
                                       -------------------    ------------------
                                         1997       1998       1997       1998
                                         ----       ----       ----       ----
Reimbursement for administrative
  and accounting services               $23,104     24,747      8,440      7,721
Property management fees (a)              3,814      2,797      1,297        427
                                        -------    -------    -------    -------
Total                                   $26,918     27,544      9,737      8,148
                                        =======    =======    =======    =======

(a) Property management fees are computed as 1% of rental income.

Note 5 - Securities Available for Sale

Securities held by the Partnership are available for sale and are carried at fair value, with any related unrealized appreciation and/or depreciation reported as a separate component of partners' capital. At December 31, 1997, the Partnership held a treasury bill that matured in February 1998, the cost of which approximated fair value. At September 30, 1998, the partnership held commercial paper that matures in October 1998, the cost of which approximates fair value.

Note  6 - Management Representation

In the opinion of management, the accompanying financial statements contain such adjustments as are necessary to present fairly the Partnership's unaudited consolidated statements of financial condition at September 30, 1998 and December 31, 1997, the unaudited consolidated statements of operations for the nine and three months ended September 30, 1998 and 1997, the unaudited consolidated statements of stockholders' equity for the nine months ended September 30, 1998 and 1997 and the unaudited consolidated statements of cash flows for the nine months ended September 30, 1998 and 1997. Such adjustments consisted only of normal recurring items. The unaudited consolidated financial statements and related notes are presented as permitted by Form 10-Q and should be read in conjunction with the notes to consolidated financial statements appearing in the Partnership's Annual Report on Form 10K for the year ended December 31, 1997.

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                               September 30, 1998

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

Rental income decreased approximately $82,000 and $67,000 for the nine and three month periods ended September 30, 1998 as compared to the 1997 periods primarily due to the vacancy of the Federal Express building, effective May 31, 1998.

Interest income increased approximately $13,000 and $4,000 for nine and three month periods ended September 30, 1998 as compared to the comparable periods in 1997 primarily due to an increase in investable funds.

Other property operations increased approximately $8,000 and $7,000 for the nine and three month periods ended September 30, 1998 as compared to the comparable periods in 1997 primarily due to increases in insurance, real estate taxes and maintenance as a result of the vacancy at Federal Express.

At September 30, 1998, the Partnership had approximately $247,000 of cash and cash equivalents and approximately $2.0 million in commercial paper included in securities available for sale. The Partnership has been paying distributions of $5.00 per $1,000 of original capital on a quarterly basis since the fourth quarter of 1990.

The Partnership's long term prospects will be primarily affected by future net income at the Galleria Professional Building and finding a replacement tenant for or the sale of the Federal Express Distribution Center. Due to the uncertainties involving the real estate market and the status of the Federal Express Distribution Center, management cannot reasonably determine the Partnership's long term liquidity position. However, management believes the Partnership currently has sufficient liquidity for operations and to meet its obligations and commitments for the foreseeable future.

The Partnership's computer system is composed of seven personal computers running on a Windows NT network. The Partnership's primary in-house computer applications consist of general ledger, accounts payable, property management, spreadsheet and database applications. The personal computers have been checked and found to be year 2000 compliant. The vendor of the general ledger, accounts payable and property management packages have indicated that their software is also year 2000 compliant. The spreadsheet and database applications utilized are the most recent versions available from Microsoft. Accordingly, the Partnership does not expect to expend material amounts to third parties to remediate any year 2000 problems. Additionally, the Partnership does not anticipate that it will have any material expenditure with respect to real estate owned by the Partnership. Should any of the above systems fail, the Partnership believes it would be able to process its data and monitor its accounts through manual systems or other alternative means.

                           Part II - Other Information
                               September 30, 1998


Item 1 through 5

Not applicable.

Item 6 - Exhibits and Reports on Form 8-K

          a.   Exhibit 27 - Financial data schedule

          b. No report on Form 8-K was filed during the quarter ended September 30, 1998.




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



                                       I.R.E. PENSION INVESTORS, LTD.-II
                                       Registrant
                                By:    I.R.E. Pension Advisors II, Corp.
                                       Managing General Partner of Registrant



Date:  November 12, 1998        By:    /s/ Alan B. Levan
                                       -------------------
                                       Alan B. Levan, President



Date:  November 12, 1998        By:    /s/ Glen R. Gilbert
                                       ---------------------
                                       Glen R. Gilbert, Executive Vice President
                                       and Chief Financial Officer