Form 10-K
period 1998-12-31
IRE PENSION INVESTORS LTD-II
filed 1999-03-11
CIK 775440

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

 For the Fiscal Year Ended                                Commission File Number
     December 31, 1998                                           0-14188


                       I.R.E. PENSION INVESTORS, LTD. - II
                  (Exact Name of Registrant as Specified in its
                       Certificate of Limited Partnership)


         Florida                                       59-2582239
 (State of Organization)                 (I.R.S. Employer Identification Number)

       1750 E. Sunrise Boulevard
       Fort Lauderdale, Florida                                         33304
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

                                     PART I
ITEM 1. BUSINESS

I.R.E. PENSION INVESTORS, LTD.-II, a limited partnership organized under the laws of the State of Florida as of September 30, 1985, is primarily engaged in the business of operating and holding for investment, income producing real properties. Registrant did not utilize borrowings in connection with the purchase of its properties. The Partnership commenced a public offering of its units of limited partnership interest in October 1985. The required escrow relative to Registrant was reached and subscription funds were transferred to Registrant on December 26, 1985 ("Inception"). The Registrant closed the offering in October 1987, having raised $12,373,750 in capital and issued 49,491 units of limited partnership interest at $250 per unit. Galleria Professional Building and a minority interest in One West Nine Mile Joint Venture were acquired during 1986 and the Federal Express Distribution Center was acquired during 1987. During December 1991, the One West Nine Mile Joint Venture was sold. No properties have been purchased or sold since 1991.

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

On December 31, 1998, Registrant had no employees. The balance of information required in Item 1 is either inapplicable or not material to an understanding of the Registrant's business.

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

b) There are approximately 1,658 holders of units of limited partnership interest as of February 22, 1999.

c) See Item 6.-Selected Financial Data regarding Registrant's distributions, incorporated herein by reference as if set forth herein.

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)


ITEM 6. SELECTED FINANCIAL DATA

For the five years ended December 31, 1998.

                             1994       1995       1996       1997        1998
                             ----       ----       ----       ----        ----
Revenues               $   543,753    588,142    595,779    611,804     476,576

                        ==========  =========  =========  =========  ==========
Net income (loss)      $  (656,016)    93,716     (6,107)   123,200     (73,884)
                        ==========  =========  =========  =========  ==========
Net income (loss) per
weighted average
limited partnership
unit outstanding       $    (13.17)      1.88       (.12)      2.49       (1.49)
                        ==========  =========  =========  =========  ==========

Total assets           $ 6,364,252  6,230,003  5,818,603  5,676,601   5,295,139
                        ==========  =========  =========  =========  ==========
Partners' capital      $ 6,084,946  5,932,102  5,612,362  5,490,357   5,171,268
                        ==========  =========  =========  =========  ==========
Distributions per
weighted average
limited partnership
unit outstanding       $      5.00       5.00       5.00       5.00        5.00
                        ==========  =========  =========  =========  ==========


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF I.R.E. PENSION INVESTORS, LTD. - II

A description of the Partnership's investment properties follows:

   * Galleria Professional Building ("Galleria") - A 61,000 square foot office building located in Fort Lauderdale, Florida.

   * Federal Express Distribution Center ("Federal Express") - A 38,000 square foot warehouse building located in Jacksonville, Florida.

The Partnership was organized in September 1985 and is engaged in the business of operating and holding for investment, income producing real properties. In December 1986, the Partnership acquired Galleria and in December 1987, the Partnership acquired Federal Express. The Galleria Professional Building is net leased to a tenant. The Federal Express Distribution Center was occupied solely by Federal Express Corporation pursuant to a lease that expired May 31, 1998. Federal Express vacated the property on that date and the Partnership is not currently receiving rent on this property. The Partnership is seeking either a replacement tenant or a buyer for the property.

Rental income decreased for the year ended December 31, 1998 as compared to the 1997 period primarily due to the vacancy of the Federal Express building, effective May 31, 1998. Rental income increased for the year ended December 31, 1997 as compared to the comparable period in 1996 as a result of a rental increase at Federal Express, effective July 1997.

Interest income increased for the year ended December 31, 1998 as compared to the comparable period in 1997 and 1996 primarily due to increases in funds available for investments and yields on those investments.

During 1996 and 1998 the carrying value of Federal Express was reduced approximately $100,000 and $38,000, respectively, to its estimated fair value.

Other property operations increased for the year ended December 31, 1998 as compared to the comparable period in 1997 primarily due to increases in insurance, real estate taxes and maintenance as a result of the vacancy at Federal Express.

Other general and administrative expenses increased for the year ended December 31, 1998 as compared to the same period in 1997 primarily due to the appraisal fees paid in 1998 for Galleria and Federal Express. Other general and administrative expenses decreased for the year ended December 31, 1997 as compared to the same period in 1996 primarily due to the interest accrued on the rescission of partnership units and cost incurred in 1996 pertaining to litigation and legal fees associated with the preparation of a sale contract on the Federal Express Distribution Center in 1996 which was subsequently cancelled.

The Federal Express lease expired May 31, 1998. Federal Express vacated the property on that date and the Partnership is not currently receiving rent on this property. The Partnership is seeking either a replacement tenant or a buyer for the property. If a replacement tenant is not found, rental income for 1999 is expected to decrease by approximately $112,000 from the amount recognized in 1998. Additionally, the Partnership would incur real estate taxes, insurance expense and other property maintenance expenses for which Federal Express previously paid pursuant to the terms of its lease. The property has been listed with an auction company and is scheduled to be presented at an auction in April 1999.

When the Partnership acquired the Galleria Professional Building in 1986, it executed a net lease with the seller, leasing the property back to the seller on a totally net basis. The lease requires a minimum annual rental of $217,000 per annum plus 10% of the property income, as defined, between $217,000 and $467,000 and 50% of the property income in excess of $467,000. Based on operations of the property, reflected in information provided by the tenant, no percentage rent is to be paid for 1998.

At December 31, 1998, the Partnership had approximately $235,000 of cash and cash equivalents and approximately $2.0 million in Treasury Bills included in securities available for sale. The Partnership has annually been paying distributions of $5.00 per $1,000 of original capital ($1.25 quarterly) since the fourth quarter of 1990.

In addition to the items discussed above, the Partnership's long term prospects will primarily be affected by future net income at Galleria and finding a replacement tenant for or sale of the Federal Express building. Due to the uncertainties involving the real estate market and the status of the Federal Express building, management cannot reasonably determine the Partnership's long term liquidity position.

The Partnership's computer system is composed of seven personal computers running on a Windows NT network. The Partnership's primary in-house computer applications consist of general ledger, accounts payable, property management, spreadsheet and database applications. The personal computers have been checked and found to be year 2000 compliant. The vendor of the general ledger, accounts payable and property management packages have indicated that their software is also year 2000 compliant. The spreadsheet and database applications utilized are the most recent versions available from Microsoft. Accordingly, the Partnership does not expect to expend material amounts to remediate any year 2000 problems. Should any of the Partnership's systems fail, the Partnership believes it would be able to process its data and monitor its accounts through manual systems or other alternative means. Additionally, the Partnership does not anticipate that it will have any material expenditure associated with year 2000 issues with respect to real estate owned by the Partnership.

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)


ITEM 8. INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report

Financial Statements:

   Balance Sheets - December 31, 1997 and 1998

   Statements of Operations - For each of the Years in the Three Year Period ended December 31, 1998

   Statements of Partners' Capital - For each of the Years in the Three Year Period ended December 31, 1998

   Statements of Cash Flows - For each of the Years in the Three Year Period ended December 31, 1998

   Notes to Financial Statements


ITEM 14. FINANCIAL STATEMENT SCHEDULES

   III. Properties and Accumulated Depreciation - December 31, 1998.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of I.R.E. Pension Investors, Ltd.
- II, at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                          KPMG LLP


Fort Lauderdale, Florida
March 2, 1999

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

                                 Balance Sheets
                           December 31, 1997 and 1998


                                     Assets


                                                        1997            1998
                                                        ----            ----
Cash and cash equivalents                          $   519,678          234,761

Securities available for sale                        1,673,707        2,000,507

Investments in real estate:
Office building                                      5,782,761        5,782,761
Warehouse building                                   2,147,267        2,109,267
                                                   -----------       ----------
                                                     7,930,028        7,892,028
Less accumulated depreciation                       (4,449,318)      (4,861,920)
                                                   -----------       ----------
                                                     3,480,710        3,030,108

Other assets, net                                        2,506           29,763

                                                   $ 5,676,601        5,295,139
                                                   ===========       ==========


                       Liabilities and Partners' Capital


Accounts payable                                        25,382           18,931
Other liabilities                                      157,589          101,449
Due to affiliates                                        3,273            3,491
                                                   -----------       ----------
Total liabilities                                      186,244          123,871

Partners' capital:
49,041 limited partnership units issued
and outstanding                                      5,490,357        5,171,268
                                                   -----------       ----------

                                                   $ 5,676,601        5,295,139
                                                   ===========       ==========


                See accompanying notes to financial statements.

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

                            Statements of Operations
     For each of the Years in the Three Year Period ended December 31, 1998


                                                 1996         1997       1998
                                                 ----         ----       ----
Revenues:
 Rental income                                 $ 503,440     511,018     362,398
 Interest income                                 91,599      99,493     113,558
 Other income                                       740       1,293         620
                                              ---------     -------    --------
  Total revenues                                595,779     611,804     476,576
                                              ---------     -------    --------

Costs and expenses:
 Depreciation                                   412,602     412,602     412,602
 Impairment loss on real estate                 100,000        --        38,000
 Property operations:
  Property management fees to affiliate           5,034       5,110       3,624
  Other                                           5,353       4,432      17,640
 General and administrative:
  To affiliates                                  32,878      30,544      32,490
  Other                                          46,019      35,916      46,104
                                              ---------     -------    --------

   Total costs and expenses                     601,886     488,604     550,460
                                              ---------     -------    --------

Net income (loss)                             $  (6,107)    123,200     (73,884)
                                              =========     =======    ========

Net income (loss) per weighted average
 limited partnership unit outstanding         $    (.12)       2.49       (1.49)
                                              =========     =======    ========



                See accompanying notes to financial statements.

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

                         Statements of Partners' Capital
                          For each of the Years in the
                   Three Year Period ended December 31, 1998


                                         Limited        General
                                         Partners       Partners       Total
                                         --------       --------       -----
Balance at December 31, 1995            $ 5,934,192      (2,090)      5,932,102

Limited partner distributions              (245,883)       --          (245,883)

Rescission of limited partner
units                                       (67,750)       --           (67,750)

Net loss                                     (5,496)       (611)         (6,107)
                                        -----------      ------      ----------

Balance at December 31, 1996              5,615,063      (2,701)      5,612,362

Limited partner distributions              (245,205)       --          (245,205)

Net income                                  121,968       1,232         123,200
                                        -----------      ------      ----------

Balance at December 31, 1997              5,491,826      (1,469)      5,490,357

Limited partner distributions              (245,205)       --          (245,205)

Net loss                                    (73,145)       (739)        (73,884)
                                        -----------      ------      ----------

Balance at December 31, 1998            $ 5,173,476      (2,208)      5,171,268
                                        ===========      ======      ==========



                See accompanying notes to financial statements.

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

                            Statements of Cash Flows
     For each of the Years in the Three Year Period Ended December 31, 1998


                                            1996         1997            1998
                                        ----------    ----------    -----------
Operating Activities:
Net income (loss)                      $    (6,107)      123,200        (73,884)
Adjustments to reconcile net income
 (loss) to net cash provided by
 operating activities:
  Depreciation                             412,602       412,602        412,602
  Impairment loss on real estate           100,000          --           38,000
  Non-cash portion of rental income        (33,828)      (33,828)       (33,828)
Changes in operating assets and
 liabilities:
  Increase (decrease) in accrued
   expenses, accounts payable, other
   liabilities and due to affiliates       (57,832)       13,831        (28,545)
  Decrease (increase) in other
   assets, net                                 740          (169)       (27,257)
                                        ----------    ----------    -----------
Net cash provided by operating
activities                                 415,575       515,636        287,088
                                        ----------    ----------    -----------


Investing Activities:
Redemption and sale of securities
 available for sale                      6,209,829     6,451,355     11,714,710
Purchase of securities
 available for sale                     (6,449,995)   (6,534,809)   (12,041,510)
                                        ----------    ----------    -----------
Net cash used in
 investing activities                     (240,166)      (83,454)      (326,800)
                                        ----------    ----------    -----------

Financing Activities:
Rescission of limited partner
 units                                     (67,750)         --             --
Limited partner distributions             (245,883)     (245,205)      (245,205)
                                        ----------    ----------    -----------
Net cash used by financing
 activities                               (313,633)     (245,205)      (245,205)
                                        ----------    ----------    -----------

Increase (decrease) in cash and
 cash equivalents                         (138,224)      186,977       (284,917)

Cash and cash equivalents at
 beginning of year                         470,925       332,701        519,678
                                        ----------    ----------    -----------

Cash and cash equivalents
 at end of year                        $   332,701       519,678        234,761
                                        ==========    ==========    ===========



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

Securities Available for Sale

The Partnership's securities are classified as available for sale. These securities are carried at fair value, with any related unrealized appreciation or depreciation reported as a separate component of partners capital. At December 31, 1997, the Partnership owned one treasury bill that matured in February 1998 in which cost approximated fair value. At December 31, 1998, the Partnership owned two treasury bills that both mature in January 1999 in which cost approximated fair value.

Properties

The  properties  are  assets  to be held and used and are  stated at cost in the
accompanying  statements  of  financial  condition.   The  office  building  and
distribution center are depreciated using the straight-line method over an estimated useful life of 20 years.

Long-lived assets to be held and used by the Partnership are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. In performing the review for recoverability, the Partnership estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized and the property's cost basis is reduced. Measurement of an impairment loss for long-lived assets that the Partnership expects to hold and use is based on the fair value of the asset.

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

Galleria Professional Building

On December 31, 1986, the Partnership purchased a six story office building containing 60,965 square feet of net leasable area in Fort Lauderdale, Florida. The Partnership owns a leasehold interest in a long-term ground lease for two parcels of land which encompass the building site and parking areas. The lease commenced in 1955 and expires in 2054. Ground rent is approximately $13,000 annually. Every 20 years the ground rent is adjusted to be equal to five percent of the then current appraised value of the land. The Partnership also purchased the rights to the parking agreement with the Galleria Mall. The agreement requires rental payments and common area maintenance charges which currently aggregate approximately $25,000 annually. The parking agreement and ground lease have concurrent terms.

Simultaneous with the acquisition of the property, the Partnership executed a net lease with the seller, leasing the Property back to the Seller on a totally net basis. The terms of the lease require a minimum annual rental of $217,000 per annum plus 10% of the property income, as defined, between $217,000 and $467,000 and 50% of the property income in excess of $467,000. In accordance with generally accepted accounting principles, the rental income will be recognized ratably over the term of the lease. The ratable minimum rent through 2001 (the date of the buy/sell option discussed below) after the modification of the lease in September 1990 is $250,824 per year and such amount is recognized annually for financial statement purposes. The seller, as lessee, is responsible for any and all costs associated with the property, including but not limited to operating expenses, insurance, taxes, the ground lease and parking agreement payments.

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

At December 31, 1998, the Galleria Professional Building was 98% percent occupied, with an average leasing rate of approximately $16.32 per square foot. As indicated above, the lessee is responsible for any and all costs associated with the property. Galleria Professional Building is located in Fort Lauderdale Florida on the Middle River Waterway. There are several mid-rise office buildings in the area. Galleria Mall, a large regional shopping center, is located east of this property. Rental rates of the mid-rise office buildings in close proximity to the Galleria Professional Building were similar to those being charged by the Galleria Professional Building.

Following is summarized financial information with respect to operations at the Galleria office building. The following information is unaudited because the Partnership has no contractual right to require the lessee of the property to provide audited information.

                                                 Years ended December 31,
                                                 ------------------------
                                            1996           1997          1998
                                            ----           ----          ----
                                                       (Unaudited)
Rental income                              968,191      1,028,522      1,000,104
Other income                                 7,405         11,630          7,766
                                         ---------      ---------      ---------
                                           975,596      1,036,288      1,011,734
                                         ---------      ---------      ---------

Property operating expenses                579,803        667,712        696,798
Ground rent                                 37,692         37,368         37,365
                                         ---------      ---------      ---------
                                           617,495        705,080        734,163
                                         ---------      ---------      ---------
Operating income                           358,101        331,208        277,571
                                         =========      =========      =========


Federal Express Distribution Center

On December 15, 1987, the Partnership purchased, from an unaffiliated seller, a one story 37,500 square foot office/warehouse building in Jacksonville, Florida.

The  building  was  designed  for and was  occupied  solely by  Federal  Express
Corporation pursuant to a lease which expired May 31, 1998. Federal Express vacated the property on that date and the Partnership is not currently receiving rent on this property. The Partnership is seeking either a replacement tenant or a buyer for the property. If a replacement tenant is not found, rental income for 1999 will decrease by approximately $112,000as compared to rental income received in 1998. The property has been listed with an auction company and is scheduled to be presented at auction in April 1999. Additionally, the Partnership would incur real estate taxes, insurance expense and other property maintenance expenses for which Federal Express was responsible.

During 1996 and 1998, the carrying value of this property was reduced by approximately $100,000 and $38,000, respectively, to its estimated fair value.

Leases

The aggregate sum of the minimum lease rental payments to be received for the Galleria Professional Building over the five succeeding years is approximately as follows:

                            Year ending December 31,
                            ------------------------
                   1999      2000      2001      2002      2003
                   ----      ----      ----      ----      ----
                $ 217,000   217,000   217,000   217,000   217,000
                  =======   =======   =======   =======   =======


(3) COMPENSATION  OR REIMBURSEMENTS TO GENERAL PARTNERS AND AFFILIATES

During the year ended December 31, 1996, 1997 and 1998 compensation to general partners and affiliates was as follows:

                                                1996         1997         1998
                                                ----         ----         ----
Reimbursement for administrative
 and accounting services                       $32,878       30,544       32,490
Property management fees (a)                     5,034        5,110        3,624
                                               -------      -------      -------
Total                                          $37,912       35,654       36,114
                                               =======      =======      =======

(a) Property management fees are computed as 1% of rental income.

(4) RECONCILIATION OF NET INCOME (LOSS) AND PARTNERS' CAPITAL

The following reconciliation provides details of the nature and amount of differences between net income (loss) and partners' capital per the accompanying financial statements and the Partnership tax return.

                                             1996          1997         1998
                                             ----          ----         ----
Net income (loss):
Amount reported for financial statement
 purposes                                $    (6,107)      123,200      (73,884)
Difference in financial statement/tax
 depreciation expense                        202,719       202,722      202,722
Difference between accrual basis of
 accounting used for financial
 statements and the method used for
 income tax purposes                         (71,365)      (18,178)     (55,900)
Adjustment due to fair value
 considerations in the carrying
 value of real estate for financial
 statement purposes                          100,000          --         38,000
                                         -----------   -----------   ----------
Amount reported for income tax purposes  $   225,247       307,744      110,938
                                         ===========   ===========   ==========

                                             1996          1997         1998
                                             ----          ----         ----
Partners' capital:
Amount reported for financial statement
 purposes                                $ 5,612,362     5,490,357    5,171,268
Difference in financial statement/tax
 depreciation expense                      1,991,158     2,193,880    2,396,602
Difference between accrual basis of
 accounting used for financial
 statements and the method used for
 income tax purposes                         175,542       157,364      101,464
Difference due to fair value
 considerations in the carrying value
 of real estate for financial statement
 and income tax purposes                     786,000       786,000      824,000
Cost of raising capital, deducted from
 partners' capital for financial
 statements and included in other
 assets for income tax purposes            1,501,488     1,501,488    1,501,488
                                         -----------   -----------   ----------
Amount reported for income tax purposes  $10,066,550    10,129,089    9,994,822
                                         ===========   ===========   ==========

(5) OTHER LIABILITIES

Other liabilities at December 31, 1997 and 1998 consisted primarily of unearned rental income, which, as stated in the Summary of Significant Accounting Policies (note 1), arises from leases with non-level payments being recognized ratably over the term of the lease.

                                                                    SCHEDULE III

                        I.R.E. Pension Investors, Ltd.-II
                     Properties and Accumulated Depreciation
                                December 31, 1998


                                          Galleria     Federal Express
                                        Professional    Distribution
                                        Office Bldg.       Center
                                       Ft. Lauderdale   Jacksonville
                                           Florida         Florida       Total
                                           -------         -------       -----

Acquisition Date                            12/86         12/87
                                            =====         =====

Encumbrances                            $      --            --            --
                                        ===========   ===========   ===========

Initial Costs:
 Land                                   $      --         470,981       470,981
 Building and
  Improvements                            6,285,472     1,771,786     8,057,258
                                        -----------   -----------   -----------
                                          6,285,472     2,242,767     8,528,239
                                        -----------   -----------   -----------

Improvements:
 Costs capitalized
  subsequent to
  acquisition:
   Land                                        --             945           945
   Building and
    Improvements                            183,289         3,555       186,844
                                        -----------   -----------   -----------
                                            183,289         4,500       187,789
                                        -----------   -----------   -----------

Allowance to state real
 estate at fair
 value                                     (686,000)     (138,000)     (824,000)
                                        -----------   -----------   -----------
                                           (686,000)     (138,000)     (824,000)
                                        -----------   -----------   -----------

Gross Amount:
 Land                                          --         471,926       471,926
 Building and
  Improvements                            5,782,761     1,637,341     7,420,102
                                        -----------   -----------   -----------

Total                                     5,782,761     2,109,267     7,892,028
                                        ===========   ===========   ===========

Accumulated
 Depreciation                           $ 3,878,095       983,825     4,861,920
                                        ===========   ===========   ===========

Life on which
 depreciation
 is computed                             20 years      20 years

                                                          SCHEDULE III Continued

                       I.R.E. Pension Investors, Ltd.-II
              Reconciliation of Cost and Accumulated Depreciation
              For each of the Years in the Three Year Period ended
                               December 31, 1998


                                             1996          1997          1998
                                             ----          ----          ----
Cost:

Balance at beginning of period          $ 8,030,028     7,930,028     7,930,028
 Allowance to state real
  estate at fair
  value                                    (100,000)         --         (38,000)
                                        -----------   -----------   -----------
Balance at end of period                $ 7,930,028     7,930,028     7,892,028
                                        ===========   ===========   ===========



Accumulated Depreciation:

Balance at beginning of period          $ 3,624,114     4,036,716     4,449,318
 Additions:
  Depreciation                              412,602       412,602       412,602
                                        -----------   -----------   -----------

Balance at end of period                $ 4,036,716     4,449,318     4,861,920
                                        ===========   ===========   ===========

The aggregate basis for Federal income tax purposes (not reduced by accumulated depreciation) of the above properties was approximately $8,716,000 at December 31, 1998.

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

      Listed below are the directors of I.R.E. Pension Advisors II, Corp., Managing General Partner of Registrant, all of whom are to serve until the election and qualification of their respective successors unless sooner removed from office:

             NAME                        AGE    POSITIONS HELD
             ----                        ---    --------------
             Alan B. Levan               54     Director since 1985

             Earl Pertnoy                72     Director since 1985

             Carl E. B. McKenry, Jr.     69     Director since 1985

b)    Executive Officers.

      Listed below are the executive officers of I.R.E. Pension Advisors II, Corp., all of whom are to serve until they resign or are replaced by the Board of Directors:

                  NAME                  AGE        POSITIONS HELD

             Alan B. Levan               54      President since 1985

             Glen R. Gilbert             54      Executive   Vice   President
                                                 since July 1997, Senior Vice
                                                 President  from 1985 to July
                                                 1997;     Chief    Financial
                                                 Officer      since     1987;
                                                 Secretary since 1988

c)    Certain Significant Employees.

      Not applicable.

d)    Family Relationships.

      Not applicable.

e)    Business Experience.

      ALAN B. LEVAN formed the I.R.E. Group in 1972. Since 1978, he has been the Chairman of the Board, President, and Chief Executive Officer of BFC Financial Corporation (or its predecessor companies), a financial services and unitary savings bank holding company. He is also Chairman of the Board and President of I.R.E. Realty Advisors, Inc., I.R.E. Properties, Inc., I.R.E. Realty Advisory Group, Inc., U.S. Capital Securities, Inc., and Florida Partners Corporation. Mr. Levan is also Chairman of the Board and Chief Executive Officer of BankAtlantic Bancorp, Inc. Mr. Levan is also an individual general partner and an officer and a director of the corporate general partner of Registrant.

      GLEN R. GILBERT has been Executive Vice President of BFC Financial Corporation since July 1997, Chief Financial Officer since 1987 and Secretary since 1988. From 1985 through July 1997 he served in the position of Senior Vice President of BFC Financial Corporation. Mr. Gilbert has been a certified public accountant since 1970. Mr. Gilbert serves as an officer of Florida Partners Corporation and of the corporate general partner of Registrant.

      EARL PERTNOY has been for more than the past five years a real estate investor and developer. He has been a director of BFC Financial Corporation and its predecessor companies since 1978. He is a director of the corporate general partner of Registrant.

      CARL E. B. McKENRY, JR. is the Director of the Small Business Institute at the University of Miami in Coral Gables, Florida. He has been associated in various capacities with the University since 1955. He has been a director of BFC Financial Corporation since 1981 and is a director of the corporate general partner of Registrant.

f)    Certain Legal Proceedings.

      None.

ITEM 11. EXECUTIVE COMPENSATION

a)    Cash Compensation.

      The Registrant has no officers or directors.

      The Registrant did not pay salaries or expenses of the officers and directors of the general partner of the Registrant in 1998, except for travel and other expenses directly related to activities of the Registrant.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

a) & b) During the year ending December 31, 1998, the following entities received the fees and payments indicated for services rendered with respect to the Registrant:

               NAME AND
        RELATIONSHIP TO REGISTRANT        TRANSACTION               AMOUNT
        --------------------------        -----------               ------
        BFC Financial Corporation     Reimbursement for
        or subsidiaries,              administrative and
        Affiliates of the General     accounting services          $ 32,490
        Partners
                                      Property management fees     $  3,624

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

     No annual report or proxy material for the year 1998 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.



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



/S/ Alan B. Levan                                                 March 2, 1999
-------------------------------------------------------
Alan B. Levan, Director and Principal Executive Officer



/S/ Earl Pertnoy                                                  March 2, 1999
-------------------------------------------------------
Earl Pertnoy, Director



/S/ Carl E.B. McKenry, Jr.                                        March 2, 1999
-------------------------------------------------------
Carl E. B. McKenry Jr., Director