Form 10-Q
period 1999-03-31
IRE PENSION INVESTORS LTD-II
filed 1999-05-14
CIK 775440

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

         For the Quarter Ended                            Commission File Number
             March 31, 1999                                      0-14188


                       I.R.E. PENSION INVESTORS, LTD. - II
                  (Exact Name of Registrant as Specified in its
                       Certificate of Limited Partnership)


        Florida                                        59-2582239
(State of Organization)                  (I.R.S. Employer Identification Number)

           1750 E. Sunrise Boulevard
            Fort Lauderdale, Florida                                  33304
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



PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

        Balance Sheets as of March 31, 1999 and December 31, 1998 - Unaudited

        Statements of Operations for the three months ended March 31, 1998 and 1999 - Unaudited

        Statements of Partners' Capital for the three months ended March 31, 1999 - Unaudited

        Statements of Cash Flows for the three months ended March 31, 1998 and 1999 - Unaudited

        Notes to Unaudited Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

                                 Balance Sheets
                      December 31, 1998 and March 31, 1999
                                   (Unaudited)


                                     Assets


                                                       1998              1999
                                                       ----              ----
Cash and cash equivalents                          $ 2,235,268        2,226,190

Investments in real estate:
   Office building                                   5,782,761        5,782,761
   Warehouse building                                2,109,267        1,829,267
                                                   -----------      -----------
                                                     7,892,028        7,612,028
   Less accumulated depreciation                    (4,861,920)      (4,965,070)
                                                   -----------      -----------
                                                     3,030,108        2,646,958

Other assets, net                                       29,763           37,051
                                                   -----------      -----------
                                                   $ 5,295,139        4,910,199
                                                   ===========      ===========


                       Liabilities and Partners' Capital


Accounts payable                                        18,931           23,182
Other liabilities                                      101,449           92,990
Due to affiliates                                        3,491            3,520
                                                   -----------      -----------
   Total liabilities                                   123,871          119,692

Partners' capital:
   49,041 limited partnership units issued
   and outstanding                                   5,171,268        4,790,507
                                                   -----------      -----------

                                                   $ 5,295,139        4,910,199
                                                   ===========      ===========




            See accompanying notes to unaudited financial statements.

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

                            Statements of Operations
               For the three months ended March 31, 1998 and 1999
                                   (Unaudited)

                                                           Three Months Ended
                                                               March 31,
                                                               ---------
                                                           1998          1999
                                                           ----          ----
Revenues:
  Rental income                                          $129,649        62,709
  Interest income                                          27,644        25,517
  Other income                                                 60          --
                                                         --------      --------
    Total revenues                                        157,353        88,226
                                                         --------      --------

Costs and expenses:
  Depreciation                                            103,150       103,150
  Impairment loss on real estate                             --         280,000
  Property operations:
    Property management fees to affiliate                   1,296           628
    Other                                                   1,203         7,018
  General and administrative:
    To affiliates                                           8,158         9,088
    Other                                                  16,393         7,802
                                                         --------      --------
      Total costs and expenses                            130,200       407,686
                                                         --------      --------

Net income (loss)                                        $ 27,153      (319,460)
                                                         ========      ========

Net income (loss) per weighted average
  limited partnership unit outstanding                   $    .55         (6.45)
                                                         ========      ========




            See accompanying notes to unaudited financial statements.

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

                         Statements of Partners' Capital
                    For the three months ended March 31, 1999
                                   (Unaudited)


                                      Limited          General
                                      Partners         Partners          Total
                                      --------         --------          -----
Balance at December 31, 1998        $ 5,173,476          (2,208)      5,171,268

Limited partner distributions           (61,301)           --           (61,301)

Net loss                               (316,265)         (3,195)       (319,460)
                                    -----------     -----------     -----------
Balance at March 31, 1999           $ 4,795,910          (5,403)      4,790,507
                                    ===========     ===========     ===========




            See accompanying notes to unaudited financial statements.

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

                            Statements of Cash Flows
               For the three months ended March 31, 1998 and 1999
                                   (Unaudited)


                                                         1998            1999
                                                         ----            ----
Operating Activities:
   Net income (loss)                                $    27,153        (319,460)
   Adjustments to reconcile net income
     to net cash provided by
     operating activities:
       Depreciation                                     103,150         103,150
       Impairment loss on real estate                      --           280,000
       Non-cash portion of rental income                 (8,457)         (8,457)
   Changes in operating assets and liabilities:
       Increase (decrease) in accounts
          payable, other
         liabilities and due to affiliates               (3,639)          4,278
       Increase in other
         assets, net                                    (16,880)         (7,288)
                                                    -----------     -----------
Net cash provided by operating
   activities                                           101,327          52,223
                                                    -----------     -----------

Investing Activities:
   Redemption and sale of securities
     available for sale                               1,673,707            --
   Purchase of securities
     available for sale                              (2,014,244)           --
                                                    -----------     -----------
Net cash used in
   investing activities                                (340,537)           --
                                                    -----------     -----------

Financing Activities:
   Limited partner distributions                        (61,301)        (61,301)
                                                    -----------     -----------
Net cash used by financing
   activities                                           (61,301)        (61,301)
                                                    -----------     -----------
Decrease in cash and
   cash equivalents                                    (300,511)         (9,078)

Cash and cash equivalents at
   beginning of period                                  519,678       2,235,268
                                                    -----------     -----------

Cash and cash equivalents
   at end of period                                 $   219,167       2,226,190
                                                    ===========     ===========


            See accompanying notes to unaudited financial statements.

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

                     Notes to Unaudited Financial Statements
                                 March 31, 1999

Note 1 - General

The accompanying financial statements have been prepared by the Partnership in accordance with the accounting policies described in its 1998 Annual Report and should be read in conjunction with the notes to financial statements which appear in that report. Certain prior year balances have been reclassified to conform with the 1999 presentation.

Note 2 - Real Estate

On December 15, 1987, the Partnership purchased, from an unaffiliated seller, a one story 37,500 square foot office/warehouse building in Jacksonville, Florida.

The building was designed for and was occupied solely by Federal Express Corporation pursuant to a lease which expired May 31, 1998. Federal Express vacated the property on that date and the Partnership is not currently receiving rent on this property. In April 1999, the Partnership entered into a contract to sell the property for approximately $918,500. Based upon the proceeds anticipated to be received, the Partnership reduced the carrying value of the property by approximately $280,000.

On December 31, 1986, the Partnership purchased the Galleria Professional Building, a six story office building containing 60,965 square feet of net leaseable area in Fort Lauderdale, Florida.

Following is summarized financial information with respect to operations at the Galleria Professional Building:

                                             Three Months Ended
                                                  March 31,
                                                  ---------
                                               1998        1999
                                               ----        ----

              Rental income                  $260,790     261,961
              Other income                      3,658         903
                                             --------    --------
                                              264,448     262,864
                                             --------    --------

              Property operating expenses     160,111     179,576
              Ground rent                       9,342       9,342
                                             --------    --------
                                              169,453     188,918
                                             --------    --------

              Operating income               $ 94,995      73,946
                                             ========    ========


Note 3 - Other Liabilities

Other liabilities at December 31, 1998 and March 31, 1999 consisted primarily of unearned rental income which arises from leases with non-level payments being recognized ratably over the term of the lease.

Note 4 - Compensation or Reimbursements to General Partners and Affiliates

During the three months ended March 31, 1998 and 1999, compensation to general partners and affiliates was as follows:

                                                Three Months Ended
                                                     March 31,
                                                     ---------
                                                  1998      1999
                                                  ----      ----
              Reimbursement for administrative
                and accounting services           $8,158     9,088
              Property management fees (a)         1,296       628
                                                  ------    ------
              Total                                9,454     9,716
                                                  ======    ======

(a) Property management fees are computed as 1% of rental income.

Note  5 - Management Representation

In the opinion of management, the accompanying financial statements contain such adjustments as are necessary to present fairly the Partnership's unaudited consolidated statements of financial condition at March 31, 1999 and December 31, 1998, the unaudited consolidated statements of operations for the three months ended March 31, 1999 and 1998, the unaudited consolidated statements of stockholders' equity for the three months ended March 31, 1999 and the unaudited consolidated statements of cash flows for the three months ended March 31, 1999 and 1998. Such adjustments consisted only of normal recurring items. The unaudited consolidated financial statements and related notes are presented as permitted by Form 10-Q and should be read in conjunction with the notes to consolidated financial statements appearing in the Partnership's Annual Report on Form 10K for the year ended December 31, 1998.

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                                 March 31, 1999

Except for historical information contained herein, the matters discussed in this report are forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward-looking statements are based largely on the Partnership's expectations and are subject to a number of risks and uncertainties, including but not limited to, economic matters (both as a general matter and in particular in the areas where the Partnership owns real estate), competitive and other factors affecting the Partnership's operations, markets, property values and other factors including factors associated with the continued ownership and operation of real estate and the sale of the Federal Express Distribution Center discussed elsewhere in this report and the documents filed by the Partnership with the Securities and Exchange Commission. Many of these factors are beyond the Partnership's control. Actual results could differ materially from these forward-looking statements. In light of these risks and uncertainties, there is no assurance that the results discussed in such forward-looking statements contained in this report will, in fact, occur. The Partnership does not undertake any obligation to publicly release the results of any revisions to these forward-looking statements to reflect future events or circumstances.

A description of the Partnership's investment properties follows:

* Federal Express Distribution Center - A 38,000 square foot warehouse building located in Jacksonville, Florida. In April 1999, the Partnership entered into a contract to sell the property for approximately $918,500.

* Galleria Professional Building - A 61,000 square foot office building located in Fort Lauderdale, Florida.

The Galleria Professional Building is net leased to a tenant. The Federal Express Distribution Center was occupied solely by Federal Express Corporation pursuant to a lease that expired May 31, 1998. Federal Express vacated the property on that date. After an auction in April 1999, the Partnership entered into a contract to sell the property for approximately $918,500. Based upon the proceeds anticipated to be received, the Partnership reduced the carrying value of the property by approximately $280,000.

Rental income decreased approximately $67,000 for the three months ended March 31, 1999 as compared to the 1998 period primarily due to the vacancy of the Federal Express building, effective May 31, 1998.

Other property operations cost and expenses increased approximately $6,000 for the three months ended March 31, 1999 as compared to the comparable period in 1998 primarily due to increases in insurance, real estate taxes and maintenance as a result of the vacancy at Federal Express.

Other general and administrative expenses decreased for the three months ended March 31, 1999 as compared to the same period in 1998 primarily due to the appraisal fees paid in 1998 associated with appraisals on the Galleria and Federal Express properties.

At March 31, 1999, the Partnership had approximately $2.2 million of cash and cash equivalents. Included in cash and cash equivalents is approximately $2.0 million in commercial paper. The Partnership has annually been paying distributions of $5.00 per $1,000 of original capital ($1.25 quarterly) since the fourth quarter of 1990.

The Partnership's long term prospects will be primarily affected by future net income at the Galleria Professional Building. Due to the uncertainties involving the real estate market, management cannot reasonably determine the Partnership's long term liquidity position. However, management believes the Partnership currently has sufficient liquidity for operations and to meet its obligations and commitments for the foreseeable future.

The Partnership's computer system is composed of seven personal computers running on a Windows NT network. The Partnership's primary in-house computer applications consist of general ledger, accounts payable, property management, spreadsheet and database applications. The personal computers have been checked and found to be year 2000 compliant. The vendor of the general ledger, accounts payable and property management packages have indicated that their software is also year 2000 compliant. The spreadsheet and database applications utilized are the most recent versions available from Microsoft. Accordingly, the Partnership does not expect to expend material amounts to remediate any year 2000 problems. Should any of the Partnership's systems fail, the Partnership believes it would be able to process its data and monitor its accounts through manual systems or other alternative means. Additionally, based on discussions with the lessee of the Galleria property the Partnership does not anticipate that it will have any material expenditure associated with year 2000 issues with respect to real estate owned by the Partnership.


                           Part II - Other Information
                                 March 31, 1999


Item 1 through 5

Not applicable.

Item 6 - Exhibits and Reports on Form 8-K

        a.      Exhibit 27 - Financial data schedule

        b. No report on Form 8-K was filed during the quarter ended March 31, 1999.




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



                                  I.R.E. PENSION INVESTORS, LTD.-II
                                  Registrant
                                  By:     I.R.E. Pension Advisors II, Corp.
                                          Managing General Partner of Registrant



Date:  May 14, 1999               By:     /s/ Alan B. Levan
                                          ------------------------
                                          Alan B. Levan, President



Date:   May 14, 1999              By:     /s/ Glen R. Gilbert
                                          ------------------------
                                          Glen R. Gilbert, Executive Vice
                                           President and Chief Financial Officer