Form 10-Q
period 1999-06-30
IRE PENSION INVESTORS LTD-II
filed 1999-08-06
CIK 775440

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


          For the Quarter Ended                   Commission File Number
              June 30, 1999                              0-14188



                       I.R.E. PENSION INVESTORS, LTD. - II
                  (Exact Name of Registrant as Specified in its
                       Certificate of Limited Partnership)



                 Florida                                59-2582239
         (State of Organization)         (I.R.S. Employer Identification Number)



       1750 E. Sunrise Boulevard
        Fort Lauderdale, Florida                           33304
    -------------------------------------                --------
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



PART I.         FINANCIAL INFORMATION

Item 1.         Financial Statements:

                Balance Sheets as of December 31, 1998 and June 30, 1999 - Unaudited

                Statements of Operations for the six and three month periods ended June 30, 1998 and 1999 - Unaudited

                Statements of Partners' Capital for the six months ended June 30, 1999 - Unaudited

                Statements of Cash Flows for the six months ended June 30, 1998 and 1999 - Unaudited

                Notes to Unaudited Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.        OTHER INFORMATION

Item 6.         Exhibits and Reports on Form 8-K

SIGNATURES

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

                                 Balance Sheets
                       December 31, 1998 and June 30, 1999
                                   (Unaudited)


                                     Assets

                                                        1998            1999
                                                        ----            ----

Cash and cash equivalents                           $ 2,235,268         518,673

Investments in real estate:
   Office building                                    5,782,761       5,782,761
   Warehouse building                                 2,109,267            --
                                                    -----------     -----------
                                                      7,892,028       5,782,761
    Less accumulated depreciation                    (4,861,920)     (4,040,011)
                                                    -----------     -----------
                                                      3,030,108       1,742,750

Other assets, net                                        29,763           5,747
                                                    -----------     -----------

                                                    $ 5,295,139       2,267,170
                                                    ===========     ===========


                       Liabilities and Partners' Capital

Accounts payable                                         18,931          18,770
Other liabilities                                       101,449          84,533
Due to affiliates                                         3,491           3,832
                                                    -----------     -----------
Total liabilities                                       123,871         107,135

Partners' capital:
  49,041 limited partnership units issued
  and outstanding                                     5,171,268       2,160,035
                                                    -----------     -----------

                                                    $ 5,295,139       2,267,170
                                                    ===========     ===========


           See accompanying notes to unaudited financial statements.

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

                            Statements of Operations
        For the six and three month periods ended June 30, 1998 and 1999
                                   (Unaudited)


                                     Six Months Ended        Three Months Ended
                                         June 30,                June 30,
                                    ----------------         ----------------
                                    1998        1999         1998        1999
                                    ----        ----         ----        ----
Revenues:
 Rental income                  $  236,986     125,416      107,337      62,707
 Interest income                    56,360      51,734       28,716      26,217
 Sale of real estate                  --       918,500         --       918,500
 Other income                          370        --            310        --
                                ----------  ----------   ----------  ----------
Total revenues                     293,716   1,095,650      136,363   1,007,424
                                ----------  ----------   ----------  ----------

Costs and expenses:
 Cost of sale of real estate          --       902,663         --       902,663
 Impairment loss of real estate       --       280,000         --          --
 Depreciation                      206,301     204,327      103,151     101,177
 Property operations:
 Property management fees
 to affiliate                        2,370       1,254        1,074         626
 Other                               2,406      13,683        1,203       6,665
 General and administrative:
 To affiliates                      17,026      17,594        8,868       8,506
 Other                              22,168      14,629        5,775       6,827
                                ----------  ----------   ----------  ----------
Total costs and expenses           250,271   1,434,150      120,071   1,026,464
                                ----------  ----------   ----------  ----------

Net income (loss)               $   43,445    (338,500)      16,292     (19,040)
                                ==========  ==========   ==========  ==========

Net income (loss) per weighted
 average limited partnership
 unit outstanding               $      .88       (6.83)         .33        (.38)
                                ==========  ==========   ==========  ==========


           See accompanying notes to unaudited financial statements.

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

                         Statements of Partners' Capital
                     For the six months ended June 30, 1999
                                   (Unaudited)


                                        Limited       General
                                        Partners      Partners         Total
                                        --------      --------         -----

Balance at December 31, 1998          $ 5,173,476         (2,208)     5,171,268

Limited partner distributions          (2,672,733)          --       (2,672,733)

Net loss                                 (335,115)        (3,385)      (338,500)
                                      -----------    -----------    -----------

Balance at June 30, 1999              $ 2,165,628         (5,593)     2,160,035
                                      ===========    ===========    ===========


           See accompanying notes to unaudited financial statements.

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

                            Statements of Cash Flows
                 For the six months ended June 30, 1998 and 1999
                                   (Unaudited)


                                                          1998           1999
                                                          ----           ----
Operating Activities:
 Net income (loss)                                   $    43,445       (338,500)
 Adjustments to reconcile net income (loss)
  to net cash provided by
  operating activities:
   Depreciation                                          206,301        204,327
   Impairment loss on real estate                           --          280,000
   Gain on sale of real estate, net                         --          (15,837)
   Non-cash portion of rental income                     (16,914)       (16,914)
 Changes in operating assets and liabilities:
   Decrease in accounts
    payable, other
    liabilities and due to affiliates                    (29,213)        (3,123)
   Decrease in other
    assets, net                                            2,403         24,016
                                                     -----------    -----------
Net cash provided by operating
 activities                                              206,022        133,969
                                                     -----------    -----------

Investing Activities:
 Proceeds on sale of real estate, net                       --          822,169
 Redemption and sale of securities
  available for sale                                   3,674,327           --
 Purchase of securities
  available for sale                                  (4,015,049)          --
                                                     -----------    -----------
Net cash used in
 investing activities                                   (340,722)       822,169
                                                     -----------    -----------

Financing Activities:
 Limited partner distributions                          (122,603)    (2,672,733)
                                                     -----------    -----------
Net cash used by financing
 activities                                             (122,603)    (2,672,733)
                                                     -----------    -----------
Decrease in cash and
 cash equivalents                                       (257,303)    (1,716,595)

Cash and cash equivalents at
 beginning of period                                     519,678      2,235,268
                                                     -----------    -----------

Cash and cash equivalents
 at end of period                                    $   262,375        518,673
                                                     ===========    ===========


           See accompanying notes to unaudited financial statements.

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

                     Notes to Unaudited Financial Statements
                                  June 30, 1999

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

The building was designed for and was occupied solely by Federal Express Corporation pursuant to a lease which expired May 31, 1998. Federal Express vacated the property on that date. In June 1999, the Partnership sold the property to an unaffiliated third party for approximately $918,500. Proceeds received on the sale, net of selling cost were approximately $822,000 and a net gain on the sale of real estate of approximately $16,000 was recognized during the quarter ended June 30, 1999. During the quarter ended March 31, 1999, based upon the proceeds anticipated to be received, the Partnership reduced the carrying value of the property by approximately $280,000.

On December 31, 1986, the Partnership purchased the Galleria Professional Building, a six story office building containing 60,965 square feet of net leaseable area in Fort Lauderdale, Florida.

Following is summarized financial information with respect to operations at the Galleria Professional Building:

                                    Six Months Ended        Three Months Ended
                                       June 30,                  June 30,
                                   -----------------         -----------------
                                   1998         1999         1998         1999
                                   ----         ----         ----         ----
Rental income                    $502,182      516,805      254,844      241,392
Other income                        4,757        4,781        3,878        1,099
                                 --------     --------     --------     --------
                                  506,939      521,586      258,722      242,491
                                 --------     --------     --------     --------

Property operating expenses       336,613      342,044      162,468      176,502
Ground rent                        18,684       18,684        9,342        9,342
                                 --------     --------     --------     --------
                                  355,297      360,728      171,810      185,844
                                 --------     --------     --------     --------

Operating income                 $151,642      160,858       86,912       56,647
                                 ========     ========     ========     ========

Note 3 - Other Liabilities

Other liabilities at December 31, 1998 and June 30, 1999 consisted primarily of unearned rental income which arises from leases with non-level payments being recognized ratably over the term of the lease.

Note 4 - Compensation or Reimbursements to General Partners and Affiliates

During the six and three month periods ended June 30, 1998 and 1999, compensation to general partners and affiliates was as follows:

                                            Six Months Ended  Three Months Ended
                                               June 30,            June 30,
                                            --------------      --------------
                                            1998      1999      1998      1999
                                            ----      ----      ----      ----
Reimbursement for administrative
and accounting services                    $17,026    17,594     8,868     8,506
Property management fees (a)                 2,370     1,254     1,074       626
                                           -------   -------   -------   -------
Total                                       19,396    18,848     9,942     9,132
                                           =======   =======   =======   =======

(a) Property management fees are computed as 1% of rental income.

Note  5 - Distribution

On June 30, 1999, utilizing the proceeds from the sale of the office/warehouse building in Jacksonville, Florida and a portion of the Partnership's cash reserves, the Partnership paid a special distribution of approximately $2.6 million or $208 per $1,000 of original capital.

Note  6 - Management Representation

In the opinion of management, the accompanying financial statements contain such adjustments as are necessary to present fairly the Partnership's unaudited consolidated statements of financial condition at June 30, 1999 and December 31, 1998, the unaudited consolidated statements of operations for the six and three month periods ended June 30, 1999 and 1998, the unaudited consolidated statements of partners' capital for the six months ended June 30, 1999 and the unaudited consolidated statements of cash flows for the six months ended June 30, 1999 and 1998. Such adjustments consisted only of normal recurring items. The unaudited consolidated financial statements and related notes are presented as permitted by Form 10-Q and should be read in conjunction with the notes to consolidated financial statements appearing in the Partnership's Annual Report on Form 10K for the year ended December 31, 1998.

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                                  June 30, 1999

Except for historical information contained herein, the matters discussed in this report are forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward-looking statements are based largely on the Partnership's expectations and are subject to a number of risks and uncertainties, including but not limited to, economic matters (both as a general matter and in particular in the areas where the Partnership owns real estate), competitive and other factors affecting the Partnership's operations, markets, property values and other factors including factors associated with the continued ownership and operation of real estate discussed elsewhere in this report and the documents filed by the Partnership with the Securities and Exchange Commission. Many of these factors are beyond the Partnership's control. Actual results could differ materially from these forward-looking statements. In light of these risks and uncertainties, there is no assurance that the results discussed in such forward-looking statements contained in this report will, in fact, occur. The Partnership does not undertake any obligation to publicly release the results of any revisions to these forward-looking statements to reflect future events or circumstances.

A description of the Partnership's investment properties follows:

o Federal Express Distribution Center - A 38,000 square foot warehouse building located in Jacksonville, Florida. In June 1999, the Partnership sold the property for approximately $918,500.

o Galleria Professional Building - A 61,000 square foot office building located in Fort Lauderdale, Florida.

The Galleria Professional Building is net leased to a tenant. The Federal Express Distribution Center was occupied solely by Federal Express Corporation pursuant to a lease that expired May 31, 1998. Federal Express vacated the property on that date. After an auction in April 1999, the Partnership entered into a contract to sell the property. Based upon the proceeds anticipated to be received, the Partnership reduced the carrying value of the property by approximately $280,000. In June 1999, the property was sold for approximately $918,500. Proceeds received, net of selling cost were approximately $822,000 and a net gain on the sale of real estate of approximately $16,000 was recognized during the quarter ended June 30, 1999.

Rental income decreased approximately $112,000 and $45,000 for the six and three month periods ended June 30, 1999 as compared to the 1998 periods primarily due to the vacancy of the Federal Express building, effective May 31, 1998.

Interest income decreased approximately $5,000 and $2,000 for the six and three month periods ended June 30, 1999 as compared to the same periods in 1998 primarily due decreases in investable funds and yields on those investments.

Depreciation expense decreased approximately $2,000 for the six and three month periods ended June 30, 1999 as compared to the same periods in 1998 due to the sale of Federal Express in June 1999.

Other property operations cost and expenses increased approximately $11,000 and $5,000 for the six and three month periods ended June 30, 1999 as compared to the comparable periods in 1998 primarily due to increases in insurance, real estate taxes and maintenance as a result of the vacancy at Federal Express.

Other general and administrative expenses decreased approximately $8,000 for the six months ended June 30, 1999 as compared to the same period in 1998 primarily due to the appraisal fees paid in 1998 associated with appraisals on the Galleria and Federal Express properties.

At June 30, 1999, the Partnership had approximately $519,000 of cash and cash equivalents. The Partnership has annually been paying distributions of $5.00 per $1,000 of original capital ($1.25 quarterly) since the fourth quarter of 1990. In June 1999, the Partnership paid a special distribution of approximately $2.6 million or $208 per $1,000 of original capital.

The Partnership's long term prospects will be primarily affected by future net income at the Galleria Professional Building. Due to the uncertainties involving the real estate market, management cannot reasonably determine the Partnership's long term liquidity position. However, management believes the Partnership currently has sufficient liquidity for operations and to meet its obligations and commitments for the foreseeable future. The Partnership is currently trying to sell the Galleria Professional Building after which the Partnership would be liquidated.

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


                           Part II - Other Information
                                  June 30, 1999

Item 1 through 5

        Not applicable.

Item 6 - Exhibits and Reports on Form 8-K

        a.      Exhibit 27 - Financial data schedule

        b.      No report on Form 8-K was filed during the quarter ended June
                30, 1999.



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


                                     I.R.E. PENSION INVESTORS, LTD.-II
                                     Registrant
                            By:      I.R.E. Pension Advisors II, Corp.
                                     Managing General Partner of Registrant



Date:  August 3, 1999       By:        /s/ Alan B. Levan
                                     ------------------------------------------
                                     Alan B. Levan, President



Date:  August 3, 1999       By:        /s/ Glen R. Gilbert
                                     ------------------------------------------
                                     Glen R. Gilbert, Executive Vice President,
                                       Chief Accounting Officer and Chief
                                       Financial Officer