Form 10-Q
period 1999-09-30
IRE PENSION INVESTORS LTD-II
filed 1999-11-12
CIK 775440

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


     For the Quarter Ended                         Commission File Number
      September 30, 1999                                  0-14188


                       I.R.E. PENSION INVESTORS, LTD. - II
                  (Exact Name of Registrant as Specified in its
                       Certificate of Limited Partnership)


                Florida                               59-2582239
        (State of Organization)         (I.R.S. Employer Identification Number)

          1750 E. Sunrise Boulevard
          Fort Lauderdale, Florida                          33304
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



PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Balance Sheets as of December 31, 1998 and September 30, 1999 - Unaudited

          Statements of Operations for the nine and three month periods ended September 30, 1998 and 1999 - Unaudited

          Statements of Partners' Capital for the nine months ended September 30, 1999 - Unaudited

          Statements of Cash Flows for the nine months ended September 30, 1998 and 1999 - Unaudited

          Notes to Unaudited Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

                                 Balance Sheets
                    December 31, 1998 and September 30, 1999
                                   (Unaudited)


                                     Assets


                                                         1998            1999
                                                         ----            ----

Cash and cash equivalents                           $ 2,235,268         483,062

Investments in real estate:
    Office building                                   5,782,761       5,782,761
    Warehouse building                                2,109,267            --
                                                    -----------     -----------
                                                      7,892,028       5,782,761
    Less accumulated depreciation                    (4,861,920)     (4,120,969)
                                                    -----------     -----------
                                                      3,030,108       1,661,792

Other assets, net                                        29,763          22,710
                                                    -----------     -----------
                                                    $ 5,295,139       2,167,564
                                                    ===========     ===========


                       Liabilities and Partners' Capital


Accounts payable                                         18,931          21,796
Other liabilities                                       101,449          76,076
Due to affiliates                                         3,491           3,400
                                                    -----------     -----------
         Total liabilities                              123,871         101,272

Partners' capital:
      49,041 limited partnership units issued
      and outstanding                                 5,171,268       2,066,292
                                                    -----------     -----------

                                                    $ 5,295,139       2,167,564
                                                    ===========     ===========


           See accompanying notes to unaudited financial statements.

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

                            Statements of Operations
     For the nine and three month periods ended September 30, 1998 and 1999
                                   (Unaudited)


                                       Nine Months Ended     Three Months Ended
                                         September 30,          September 30,
                                         -------------          -------------
                                       1998        1999       1998       1999
                                       ----        ----       ----       ----
Revenues:
  Rental income                      $299,693     188,123     62,707     62,707
  Interest income                      85,722      61,207     29,362      9,473
  Sale of real estate                    --       918,500       --         --
  Other income                            370        --         --         --
                                     --------  ----------   --------   --------
Total revenues                        385,785   1,167,830     92,069     72,180
                                     --------  ----------   --------   --------

Costs and expenses:
  Cost of sale of real estate            --       910,670       --        8,007
  Impairment loss of real estate         --       280,000       --         --
  Depreciation                        309,451     285,285    103,150     80,958
  Property operations:
    Property management fees to
     affiliate                          2,797       1,882        427        628
    Other                              10,842      15,321      8,436      1,638
  General and administrative:
    To affiliates                      24,747      25,733      7,721      8,139
    Other                              27,176      19,879      5,008      5,250
                                     --------  ----------   --------   --------
      Total costs and expenses        375,013   1,538,770    124,742    104,620
                                     --------  ----------   --------   --------

Net income (loss)                    $ 10,772    (370,940)   (32,673)   (32,440)
                                     ========  ==========   ========   ========

Net income (loss) per weighted
  average limited partnership
  unit outstanding                   $    .22       (7.49)      (.66)      (.65)
                                     ========  ==========   ========   ========


           See accompanying notes to unaudited financial statements.

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

                         Statements of Partners' Capital
                  For the nine months ended September 30, 1999
                                   (Unaudited)


                                        Limited       General
                                        Partners      Partners          Total
                                        --------      --------          -----
Balance at December 31, 1998          $ 5,173,476         (2,208)     5,171,268

Limited partner distributions          (2,734,036)          --       (2,734,036)

Net loss                                 (367,231)        (3,709)      (370,940)
                                      -----------    -----------    -----------

Balance at September 30, 1999         $ 2,072,209         (5,917)     2,066,292
                                      ===========    ===========    ===========


           See accompanying notes to unaudited financial statements.

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

                            Statements of Cash Flows
              For the nine months ended September 30, 1998 and 1999
                                   (Unaudited)


                                                          1998           1999
                                                          ----           ----
Operating Activities:
    Net income (loss)                                $    10,772       (370,940)
    Adjustments to reconcile net income (loss)
      to net cash provided by
      operating activities:
        Depreciation                                     309,451        285,285
        Impairment loss on real estate                      --          280,000
        Gain on sale of real estate, net                    --           (7,830)
        Non-cash portion of rental income                (25,371)       (25,373)
    Changes in operating assets and liabilities:
        (Decrease) increase in accounts
           payable, other
          liabilities and due to affiliates              (24,965)         2,774
        (Increase) decrease in other
          assets, net                                     (1,894)         7,047
                                                     -----------    -----------
Net cash provided by operating
    activities                                           267,993        170,963
                                                     -----------    -----------

Investing Activities:
    Proceeds on sale of real estate, net                    --          810,867
    Redemption and sale of securities
      available for sale                               8,689,006           --
    Purchase of securities
      available for sale                              (7,015,299)          --
                                                     -----------    -----------
Net cash provided by
    investing activities                               1,673,707        810,867
                                                     -----------    -----------

Financing Activities:
    Limited partner distributions                       (183,904)    (2,734,036)
                                                     -----------    -----------
Net cash used by financing
    activities                                          (183,904)    (2,734,036)
                                                     -----------    -----------
Increase (decrease) in cash and
    cash equivalents                                   1,757,796     (1,752,206)

Cash and cash equivalents at
    beginning of period                                  519,678      2,235,268
                                                     -----------    -----------

Cash and cash equivalents
    at end of period                                 $ 2,277,474        483,062
                                                     ===========    ===========


           See accompanying notes to unaudited financial statements.

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

                     Notes to Unaudited Financial Statements
                               September 30, 1999

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

The building was designed for and was occupied solely by Federal Express Corporation pursuant to a lease which expired May 31, 1998. Federal Express vacated the property on that date. In June 1999, the Partnership sold the property to an unaffiliated third party for approximately $918,500. Proceeds received on the sale, net of selling cost were approximately $811,000 and a net gain on the sale of real estate of approximately $8,000 was recognized in 1999. During the quarter ended March 31, 1999, based upon the proceeds anticipated to be received, the Partnership reduced the carrying value of the property by approximately $280,000.

On December 31, 1986, the Partnership purchased the Galleria Professional Building, a six story office building containing 60,965 square feet of net leaseable area in Fort Lauderdale, Florida.

Following is summarized financial information with respect to operations at the Galleria Professional Building:

                                         Nine Months Ended    Three Months Ended
                                           September 30,         September 30,
                                           -------------         -------------
                                         1998       1999       1998       1999
                                         ----       ----       ----       ----
Rental income                          $741,059    774,029    238,877    257,224
Other income                              9,738      5,502      4,981        721
                                       --------   --------   --------   --------
                                        750,797    779,531    243,858    257,945
                                       --------   --------   --------   --------

Property operating expenses             513,187    507,974    176,574    165,930
Ground rent                              28,024     28,026      9,340      9,342
                                       --------   --------   --------   --------
                                        541,211    536,000    185,914    175,272
                                       --------   --------   --------   --------

Operating income                       $209,586    243,531     57,944     82,673
                                       ========   ========   ========   ========

Note 3 - Other Liabilities

Other liabilities at December 31, 1998 and September 30, 1999 consisted primarily of unearned rental income which arises from leases with non-level payments being recognized ratably over the term of the lease.

Note 4 - Compensation or Reimbursements to General Partners and Affiliates

During the nine and three month periods ended September 30, 1998 and 1999, compensation to general partners and affiliates was as follows:

                                          Nine Months Ended   Three Months Ended
                                            September 30,       September 30,
                                            -------------       -------------
                                            1998      1999      1998      1999
Reimbursement for administrative
  and accounting services                  $24,747    25,733     7,721     8,139
Property management fees (a)                 2,797     1,882       427       628
                                           -------   -------   -------   -------
Total                                       27,544    27,615     8,148     8,767
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

Note  6 - Management Representation

In the opinion of management, the accompanying financial statements contain such adjustments as are necessary to present fairly the Partnership's unaudited balance sheets at December 31, 1998 and September 30, 1999, the unaudited statements of operations for the nine and three month periods ended September 30, 1998 and 1999, the unaudited statements of partners' capital for the nine months ended September 30, 1999 and the unaudited statements of cash flows for the nine months ended September 30, 1998 and 1999. Such adjustments consisted only of normal recurring items. The unaudited financial statements and related notes are presented as permitted by Form 10-Q and should be read in conjunction with the notes to financial statements appearing in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998.

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                               September 30, 1999

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

o Galleria Professional Building - A 61,000 square foot office building located in Fort Lauderdale, Florida.

The Galleria Professional Building is net leased to a tenant. The Federal Express Distribution Center was occupied solely by Federal Express Corporation pursuant to a lease that expired May 31, 1998. Federal Express vacated the property on that date. After an auction in April 1999, the Partnership entered into a contract to sell the property. Based upon the proceeds anticipated to be received, the Partnership reduced the carrying value of the property by approximately $280,000. In June 1999, the property was sold for approximately $918,500. Proceeds received, net of selling cost were approximately $811,000 and a net gain on the sale of real estate of approximately $8,000 was recognized in 1999.

Rental income decreased approximately $112,000 for the nine months ended September 30, 1999 as compared to the 1998 period primarily due to the vacancy of the Federal Express building, effective May 31, 1998.

Interest income decreased approximately $25,000 and $20,000 for the nine and three month periods ended September 30, 1999, respectively, as compared to the same periods in 1998 primarily due to a decrease in investable funds.

Depreciation expense decreased approximately $24,000 and $22,000 for the nine and three month periods ended September 30, 1999, respectively, as compared to the same periods in 1998 due to the sale of Federal Express in June 1999.

Other property operations cost and expenses increased approximately $4,000 for the nine months ended September 30, 1999 as compared to the comparable period in 1998 primarily due to increases in insurance, real estate taxes and maintenance as a result of the vacancy at the Federal Express building in May 1998. Other property operations cost and expenses decreased approximately $7,000 for the quarter ended September 30, 1999 as compared to the same period in 1998 primarily due the accrual of real estate taxes at the Federal Express buildingin 1998. This property was sold in June 1999.

Other general and administrative expenses decreased approximately $7,000 for the nine months ended September 30, 1999 as compared to the same period in 1998 primarily due to the appraisal fees paid in 1998 associated with appraisals on the Galleria and Federal Express properties.

At September 30, 1999, the Partnership had approximately $483,000 of cash and cash equivalents. The Partnership has annually been paying distributions of $5.00 per $1,000 of original capital ($1.25 quarterly) since the fourth quarter of 1990. In June 1999, the Partnership paid a special distribution of approximately $2.6 million or $208 per $1,000 of original capital.

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


                           Part II - Other Information
                               September 30, 1999

Item 1 through 5

Not applicable.

Item 6 - Exhibits and Reports on Form 8-K

a.       Exhibit 27 - Financial data schedule

b. No report on Form 8-K was filed during the quarter ended September 30, 1999.



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


                                      I.R.E. PENSION INVESTORS, LTD.-II
                                      Registrant
                             By:      I.R.E. Pension Advisors II, Corp.
                                      Managing General Partner of Registrant



Date:  November 10, 1999     By:        /s/ Alan B. Levan
                                      ------------------------------------------
                                      Alan B. Levan, President



Date:  November 10, 1999     By:        /s/ Glen R. Gilbert
                                      ------------------------------------------
                                      Glen R. Gilbert, Executive Vice President,
                                        Chief Accounting Officer and Chief
                                        Financial Officer