Form 10-K
period 1999-12-31
IRE PENSION INVESTORS LTD-II
filed 2000-03-29
CIK 775440

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

    For the Fiscal Year Ended                       Commission File Number
        December 31, 1999                                  0-14188
        -----------------                                  -------


                       I.R.E. PENSION INVESTORS, LTD. - II
                  (Exact Name of Registrant as Specified in its
                       Certificate of Limited Partnership)


                Florida                                59-2582239
                -------                                ----------
        (State of Organization)          (I.R.S. Employer Identification Number)

         1750 E. Sunrise Boulevard
         Fort Lauderdale, Florida                           33304
         ------------------------                           -----
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

Except for historical information contained herein, the matters discussed in this report are forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward-looking statements are based largely on the Partnership's expectations and are subject to a number of risks and uncertainties, including but not limited to, economic matters (both as a general matter and in particular in the areas where the Partnership owns real estate), competitive and other factors affecting the Partnership's operations, markets, property values and other factors including factors associated with the continued ownership and operation of real estate and the factors identified in documents filed by the Partnership with the Securities and Exchange Commission. Many of these factors are beyond the Partnership's control. Actual results could differ materially from these forward-looking statements. In light of these risks and uncertainties, there is no assurance that the results discussed in such forward-looking statements contained in this report will, in fact, occur. The Partnership does not undertake any obligation to publicly release the results of any revisions to these forward-looking statements to reflect future events or circumstances.

                                     PART I
ITEM 1. BUSINESS
----------------

I.R.E. PENSION INVESTORS, LTD.-II, a limited partnership organized under the laws of the State of Florida in 1985, is primarily engaged in the business of operating and holding for investment, income producing real properties. The Partnership did not utilize borrowings in connection with the purchase of its properties. The Partnership commenced a public offering of its units of limited partnership interest in October 1985. The required escrow relative to the Partnership was reached and subscription funds were transferred to the Partnership on December 26, 1985 ("Inception"). The Partnership closed the offering in October 1987, having raised $12,373,750 in capital and issued 49,491 units of limited partnership interests at $250 per unit. Galleria Professional Building and a minority interest in One West Nine Mile Joint Venture were acquired during 1986 and the Federal Express Distribution Center was acquired during 1987. In December 1991, the One West Nine Mile Joint Venture was sold and in June 1999, the Federal Express Distribution Center was sold.

Uninvested cash of the Partnership is deposited in demand accounts with commercial banks and may be invested temporarily in U.S. Treasury Bills, certificates of deposit or other interest bearing accounts or investments.

Alan B. Levan and I.R.E. Pension Advisors II, Corp. are the general partners of the Partnership. I.R.E. Pension Advisors II, Corp., as Managing General Partner, manages and controls the Partnership's affairs and has general responsibility and the ultimate authority in all matters affecting the Partnership's business.

Affiliates of the general partners of the Partnership also own and operate their own improved real estate and may have investment objectives and policies similar to those of the Partnership. The Partnership may be in competition with other limited partnerships served by affiliates of the Managing General Partner or other companies affiliated with the general partner.

On December 31, 1999, the Partnership had no employees. The balance of information required in Item 1 is either inapplicable or not material to an understanding of the Partnership's business.

ITEM 2. PROPERTIES
------------------

The property listed below is not utilized by the Partnership but is held for investment. It is zoned for its current use.

   Galleria Professional Office Building   60,965 square           owned
    Fort Lauderdale, FL                    feet leasable

ITEM 3. LEGAL PROCEEDINGS
-------------------------

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

None.
                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S UNITS OF LIMITED PARTNERSHIP INTEREST AND RELATED SECURITY HOLDER MATTERS
-----------------------------------------------------------------------------

a) There is no established public trading market for the Partnership's units of limited partnership interest.

b) There are approximately 1,630 holders of units of limited partnership interest as of February 28, 2000.

c) See Item 6. -Selected Financial Data regarding the Partnership's distributions, incorporated herein by reference as if set forth herein.

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)


ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

For the five years ended December 31, 1999.

                              1995         1996         1997         1998          1999
                              ----         ----         ----         ----          ----
Revenues                 $   588,142      595,779      611,804      476,576     1,236,389
                         ===========    =========    =========    =========    ==========
Net income (loss)        $    93,716       (6,107)     123,200      (73,884)     (408,444)
                         ===========    =========    =========    =========    ==========
Net income (loss) per
 weighted average
 limited partnership
 unit outstanding        $      1.88         (.12)        2.49        (1.49)        (8.25)
                         ===========    =========    =========    =========    ==========

Total assets             $ 6,230,003    5,818,603    5,676,601    5,295,139     2,068,289
                         ===========    =========    =========    =========    ==========
Partners' capital        $ 5,932,102    5,612,362    5,490,357    5,171,268     1,967,487
                         ===========    =========    =========    =========    ==========
Distributions per
 weighted average
 limited partnership
 unit outstanding        $      5.00         5.00         5.00         5.00         57.00
                         ===========    =========    =========    =========    ==========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF I.R.E. PENSION INVESTORS, LTD. - II
-------------------------------------------------------------------------

A description of the Partnership's investment properties during 1999 follows:

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

The Galleria Professional Building is net leased to a tenant. The Federal Express Distribution Center was occupied solely by Federal Express Corporation pursuant to a lease that expired May 31, 1998. Federal Express vacated the property on that date. In June 1999, the property was sold for approximately $918,500. Proceeds received, net of selling costs were approximately $811,000 and a net gain on the sale of real estate of approximately $8,000 was recognized in 1999.

Rental income decreased for the years ended December 31, 1999 and 1998 as compared to the prior years primarily due to the vacancy of the Federal Express building, effective May 31, 1998.

Interest income decreased approximately $46,000 for the year ended December 31, 1999 as compared to the same period in 1998 primarily due to a decrease in investable funds. Interest income increased for the year ended December 31, 1998 as compared to the comparable period in 1997 primarily due to increases in funds available for investments and yields on those investments.

Depreciation expense decreased approximately $46,000 for the year ended December 31, 1999 as compared to the same period in 1998 due to the sale of Federal Express in June 1999.

After an auction in April 1999, the Partnership entered into a contract to sell the Federal Express property and based upon the proceeds anticipated to be received, the Partnership reduced the carrying value of the property by approximately $280,000. In 1998 the carrying value of Federal Express was further reduced by approximately $38,000 to its estimated fair value in 1998. In June 1999, the property was sold to an unaffiliated third party for approximately $918,500.

Other property operations increased for the year ended December 31, 1998 as compared to the comparable period in 1997 primarily due to increases in insurance, real estate taxes and maintenance as a result of the vacancy at Federal Express in May 1998.

Other general and administrative expenses decreased approximately $12,000 for the year ended December 31, 1999 as compared to the same period in 1998 primarily due to a reduction in professional fees associated with the elimination of the Federal Express appraisal and the 1997 appraisal fees paid in 1998 for Galleria and Federal Express. Other general and administrative expenses increased for the year ended December 31, 1998 as compared to the same period in 1997 primarily due to the 1997 appraisal fees paid in 1998 for Galleria and Federal Express.

When the Partnership acquired the Galleria Professional Building in 1986, it executed a net lease with the seller, leasing the property back to the seller on a totally net basis. The lease, which expires in 2016, requires a minimum annual rental of $217,000 per annum plus 10% of the property income, as defined, between $217,000 and $467,000 and 50% of the property income in excess of $467,000. Based on operations of the property reflected in information provided by the tenant, no percentage rent was paid in 1999. Commencing 2002, the Partnership and the tenant have a buy/sell option for this property, which may be exercised by either the Partnership or the tenant. In essence, this option gives the tenant the right to purchase the property at its then fair market value or allows the Partnership to terminate the tenant lease. As part of this option, $6,000,000 plus the excess between approximately $100,000 per month and actual rent paid during the lease term (less certain defined offsets) can constitute the Partnership's offer to sell under the option. In such event, if the tenant fails to purchase the property at such price, the lease would be terminated and the Partnership would have no obligation to pay any part of the offering price to the tenant.

At December 31, 1999, the Galleria Professional Building was 100% percent occupied, with an average leasing rate of approximately $16.94 per square foot. As indicated above, the lessee is responsible for any and all costs associated with the property. Galleria Professional Building is located in Fort Lauderdale Florida on the Middle River Waterway. There are several mid-rise office buildings in the area. Galleria Mall, a large regional shopping center, is located east of this property. Rental rates of the mid-rise office buildings in close proximity to the Galleria Professional Building were similar to those being charged by the Galleria Professional Building.

At December 31, 1999, the Partnership had approximately $484,000 of cash and cash equivalents. The Partnership has annually been paying distributions of $5.00 per limited partnership unit ($1.25 quarterly) since the fourth quarter of 1990. In addition, during 1999, the Partnership also paid a special distribution of $52 per limited partnership unit.

The Partnership's long term prospects will be primarily affected by future net income at the Galleria Professional Building. Due to the uncertainties involving the real estate market, management cannot reasonably determine the Partnership's long term liquidity position. However, management believes the Partnership currently has sufficient liquidity for operations and to meet its obligations and commitments for the foreseeable future

The Partnership did not experience any problems associated with year 2000 issues.

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)


ITEM 8. INDEX TO FINANCIAL STATEMENTS
-------------------------------------

Independent Auditors' Report

Financial Statements:

     Balance Sheets - December 31, 1998 and 1999

     Statements of Operations - For each of the Years in the Three Year Period ended December 31, 1999

     Statements of Partners' Capital - For each of the Years in the Three Year Period ended December 31, 1999

     Statements of Cash Flows - For each of the Years in the Three Year Period ended December 31, 1999

     Notes to Financial Statements


ITEM 14. FINANCIAL STATEMENT SCHEDULES
--------------------------------------

     III. Properties and Accumulated Depreciation - December 31, 1999.

All other schedules are omitted as the required information is either not applicable or is presented in the financial statements and related notes.

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of I.R.E. Pension Investors, Ltd.
- II, at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





                                             KPMG LLP


Fort Lauderdale, Florida
March 20, 2000

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

                                 Balance Sheets
                           December 31, 1998 and 1999


                                     Assets
                                     ------
                                                          1998           1999
                                                          ----           ----
Cash and cash equivalents                            $ 2,235,268        484,362

Investments in real estate:
    Office building                                    5,782,761      5,782,761
    Warehouse building                                 2,109,267           --
                                                     -----------     ----------
                                                       7,892,028      5,782,761
    Less accumulated depreciation                     (4,861,920)    (4,201,927)
                                                     -----------     ----------
                                                       3,030,108      1,580,834

Other assets, net                                         29,763          3,093
                                                     -----------     ----------

                                                     $ 5,295,139      2,068,289
                                                     ===========     ==========


                       Liabilities and Partners' Capital
                       ---------------------------------
Accounts payable                                          18,931         28,420
Other liabilities                                        101,449         67,619
Due to affiliates                                          3,491          4,763
                                                     -----------     ----------
         Total liabilities                               123,871        100,802

Partners' capital:
      49,041 limited partnership units issued
      and outstanding                                  5,171,268      1,967,487
                                                     -----------     ----------

                                                     $ 5,295,139      2,068,289
                                                     ===========     ==========


                See accompanying notes to financial statements.

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

                            Statements of Operations
     For each of the Years in the Three Year Period ended December 31, 1999


                                                1997       1998          1999
                                                ----       ----          ----
Revenues:
   Rental income                              $511,018    362,398       250,830
   Interest income                              99,493    113,558        67,059
   Sale of real estate                            --         --         918,500
   Other income                                  1,293        620          --
                                              --------   --------    ----------
     Total revenues                            611,804    476,576     1,236,389
                                              --------   --------    ----------

Costs and expenses:
   Cost of sale                                   --         --         910,669
   Depreciation                                412,602    412,602       366,243
   Impairment loss on real estate                 --       38,000       280,000
   Property operations:
     Property management fees to affiliate       5,110      3,624         2,509
     Other                                       4,432     17,640        16,885
   General and administrative:
     To affiliates                              30,544     32,490        34,649
     Other                                      35,916     46,104        33,878
                                              --------   --------    ----------

       Total costs and expenses                488,604    550,460     1,644,833
                                              --------   --------    ----------

Net income (loss)                             $123,200    (73,884)     (408,444)
                                              ========   ========    ==========

Net income (loss) per weighted average
   limited partnership unit outstanding       $   2.49      (1.49)        (8.25)
                                              ========   ========    ==========


                See accompanying notes to financial statements.

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

                         Statements of Partners' Capital
     For each of the Years in the Three Year Period ended December 31, 1999


                                          Limited       General
                                          Partners      Partners        Total
                                          --------      --------        -----
Balance at December 31, 1996            $ 5,615,063      (2,701)      5,612,362

Limited partner distributions              (245,205)       --          (245,205)

Net income                                  121,968       1,232         123,200
                                        -----------      ------      ----------

Balance at December 31, 1997              5,491,826      (1,469)      5,490,357

Limited partner distributions              (245,205)       --          (245,205)

Net loss                                    (73,145)       (739)        (73,884)
                                        -----------      ------      ----------

Balance at December 31, 1998              5,173,476      (2,208)      5,171,268

Limited partner distributions            (2,795,337)       --        (2,795,337)

Net loss                                   (404,360)     (4,084)       (408,444)
                                        -----------      ------      ----------

Balance at December 31, 1999            $ 1,973,779      (6,292)      1,967,487
                                        ===========      ======      ==========


                See accompanying notes to financial statements.

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

                            Statements of Cash Flows
     For each of the Years in the Three Year Period Ended December 31, 1999


                                              1997          1998         1999
                                              ----          ----         ----
Operating Activities:
 Net income (loss)                       $   123,200       (73,884)    (408,444)
 Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
     Depreciation                            412,602       412,602      366,243
     Impairment loss on real estate             --          38,000      280,000
     Non-cash portion of rental income       (33,828)      (33,828)     (33,828)
     Gain on sale of real estate, net           --            --         (7,831)
 Changes in operating assets and
  liabilities:
     Increase (decrease) in accrued
       expenses, accounts payable,
       other liabilities and due
       to affiliates                          13,831       (28,545)      10,759
     Decrease (increase) in other
       assets, net                              (169)      (27,257)      26,670
                                         -----------   -----------   ----------
Net cash provided by operating
 activities                                  515,636       287,088      233,569

Investing Activities:
 Proceeds on sale of real estate, net           --            --        810,862
 Redemption and sale of securities
   available for sale                      6,451,355    11,714,710         --
 Purchase of securities
   available for sale                     (6,534,809)  (10,041,003)        --
                                         -----------   -----------   ----------
Net cash provided by (used in)
 investing activities                        (83,454)    1,673,707      810,862
                                         -----------   -----------   ----------

Financing Activities:
 Limited partner distributions              (245,205)     (245,205)  (2,795,337)
                                         -----------   -----------   ----------
Net cash used by financing
 activities                                 (245,205)     (245,205)  (2,795,337)
                                         -----------   -----------   ----------

Increase (decrease) in cash and
 cash equivalents                            186,977     1,715,590   (1,750,906)

Cash and cash equivalents at
 beginning of year                           332,701       519,678    2,235,268
                                         -----------   -----------   ----------
Cash and cash equivalents
 at end of year                          $   519,678     2,235,268      484,362
                                         ===========   ===========   ==========



                See accompanying notes to financial statements.

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

                          Notes to Financial Statements


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------

General
-------

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

Basis of Financial Statement Presentation
-----------------------------------------

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

Compensation or Reimbursements to General Partners and Affiliates
-----------------------------------------------------------------

The General Partners and/or their affiliates are entitled to receive compensation or reimbursements only as specified by the Partnership Agreement. The determination of amount and timing of payment is subject to certain limitations and to cash distribution preferences of limited partners. Following is a brief description of such compensation and the services to be rendered:

Property Management Fee:
------------------------

     Due for services in connection with the continuing professional property management of the Partnership properties.

Partnership Management Fee:
---------------------------

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

Subordinated Real Estate Commissions:
-------------------------------------

     Related to sales of Partnership properties.

Interest in Cash from Sales or Financing:
-----------------------------------------

     Due also for services as listed under "Partnership Management Fee".

Interest in Net Income and Net Loss as Determined for Federal Income Tax
     Purposes:
------------------------------------------------------------------------

     1% of net losses and the greater of (a) 1% of net income or (b) an amount of such net income which is in proportion to the percentage of cash distributed to the General Partners as a Partnership Management Fee or for their Interest in Cash From Sales or Financing.

Cash and cash equivalents
-------------------------

Cash equivalents include liquid investments with a maturity of three months or less.

Properties
----------

The properties are assets to be held and used and are stated at cost in the accompanying statements of financial condition. The office building is depreciated using the straight-line method over an estimated useful life of 20 years. The distribution center was sold in June 1999 and was depreciated using the straight-line method over an estimated useful life of 20 years.

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

Income Taxes
------------

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

Rental Income
-------------

Rental income is recognized under the operating method whereby aggregate rentals are reported as income over the life of the lease and the costs and expenses are charged against such revenue. Rental income, from leases with non-level payments, is recognized ratably over the term of the lease.

(2) PROPERTIES
--------------

Following is a brief description of the property investments made by the Partnership.

Galleria Professional Building
------------------------------

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

Simultaneous with the acquisition of the property, the Partnership executed a net lease with the seller, leasing the Property back to the Seller on a totally net basis. The terms of the lease, which expires in 2016, require a minimum annual rental of $217,000 per annum plus 10% of the property income, as defined, between $217,000 and $467,000 and 50% of the property income in excess of $467,000. In accordance with generally accepted accounting principles, the rental income will be recognized ratably over the term of the lease. The ratable minimum rent through 2001 (the date of the buy/sell option discussed below) after the modification of the lease in September 1990 is $250,824 per year and such amount is recognized annually for financial statement purposes. The seller, as lessee, is responsible for any and all costs associated with the property, including but not limited to operating expenses, insurance, taxes, the ground lease and parking agreement payments.

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

At December 31, 1999, the Galleria Professional Building was 100% percent occupied, with an average leasing rate of approximately $16.94 per square foot. As indicated above, the lessee is responsible for any and all costs associated with the property. Galleria Professional Building is located in Fort Lauderdale Florida on the Middle River Waterway. There are several mid-rise office buildings in the area. Galleria Mall, a large regional shopping center, is located east of this property. Rental rates of the mid-rise office buildings in close proximity to the Galleria Professional Building were similar to those being charged by the Galleria Professional Building.

Following is summarized financial information with respect to operations at the Galleria office building. The following information is unaudited because the Partnership has no contractual right to require the lessee of the property to provide audited information.

                                            Years ended December 31,
                                            ------------------------
                                         1997         1998         1999
                                         ----         ----         ----
                                                  (Unaudited)
      Rental income                  $1,028,522    1,000,104    1,048,292
      Other income                        7,766       11,630        7,543
                                     ----------    ---------    ---------
                                      1,036,288    1,011,734    1,055,835
                                     ----------    ---------    ---------

      Property operating expenses       667,712      696,798      700,068
      Ground rent                        37,368       37,365       37,368
                                     ----------    ---------    ---------
                                        705,080      734,163      737,436
                                     ----------    ---------    ---------

      Operating income               $  331,208      277,571      318,399
                                     ==========    =========    =========

Federal Express Distribution Center
-----------------------------------

On December 15, 1987, the Partnership purchased, from an unaffiliated seller, a one story 37,500 square foot office/warehouse building in Jacksonville, Florida.

The building was designed for and was occupied solely by Federal Express Corporation pursuant to a lease which expired May 31, 1998. Federal Express vacated the property on that date. During 1998, the carrying value of this property was reduced by approximately $38,000 to its estimated fair value. After an auction in April 1999, the Partnership entered into a contract to sell the property. Based upon the proceeds anticipated to be received, the Partnership further reduced the carrying value of the property by approximately $280,000. In June 1999, the Partnership sold the property to an unaffiliated third party for approximately $918,500. Proceeds received on the sale, net of selling cost were approximately $811,000 and a net gain on the sale of real estate of approximately $8,000 was recognized in 1999.

Leases
------

The aggregate sum of the minimum lease rental payments to be received for the Galleria Professional Building over the five succeeding years is approximately as follows:

                             Year ending December 31,
                             ------------------------
                 2000       2001       2002       2003       2004
                 ----       ----       ----       ----       ----
            $   217,000    217,000    217,000    217,000    217,000
            ===========    =======    =======    =======    =======

(3)  COMPENSATION OR REIMBURSEMENTS TO GENERAL PARTNERS AND AFFILIATES
----------------------------------------------------------------------

During the year ended December 31, 1997, 1998 and 1999 compensation to general partners and affiliates was as follows:

                                             1997      1998      1999
                                             ----      ----      ----
        Reimbursement for administrative
          and accounting services           $30,544    32,490    34,649
        Property management fees (a)          5,110     3,624     2,509
                                            -------    ------    ------
        Total                               $35,654    36,114    37,158
                                            =======    ======    ======

     (a)  Property management fees are computed as 1% of rental income.

(4)  RECONCILIATION OF NET INCOME AND PARTNERS' CAPITAL
-------------------------------------------------------

The following reconciliation provides details of the nature and amount of differences between net income (loss) and partners' capital per the accompanying financial statements and the Partnership tax return.

                                                    1997           1998           1999
                                                    ----           ----           ----
Net income (loss):
 Amount reported for financial statement
  purposes                                   $    123,200        (73,884)      (408,444)
 Difference in financial statement/tax
  depreciation expense                            202,722        202,722        179,897
 Difference between accrual basis of
  accounting used for financial
  statements and the method used for
  income tax purposes                             (18,178)       (55,900)      (958,630)
 Adjustment due to fair value
  considerations in the carrying
  value of real estate for financial
  statement purposes                                 --           38,000        280,000
                                             ------------     ----------     ----------
 Amount reported for income tax purposes     $    307,744        110,938       (907,177)
                                             ============     ==========     ==========

                                                   1997           1998           1999
                                                   ----           ----           ----
Partners' capital:
 Amount reported for financial statement
  purposes                                   $  5,490,357      5,171,268      1,967,487
 Difference in financial statement/tax
  depreciation expense                          2,193,880      2,396,602      2,576,499
 Difference between accrual basis of
  accounting used for financial
  statements and the method used for
  income tax purposes                             157,364        101,464       (857,166)
 Difference due to fair value
  considerations in the carrying value
  of real estate for financial statement
  and income tax purposes                         786,000        824,000      1,104,000
 Cost of raising capital, deducted from
  partners' capital for financial
  statements and included in other
  assets for income tax purposes                1,501,488      1,501,488      1,501,488
                                             ------------     ----------     ----------
  Amount reported for income tax purposes    $ 10,129,089      9,994,822      6,292,308
                                             ============     ==========     ==========

(5) OTHER LIABILITIES
---------------------

Other liabilities at December 31, 1998 and 1999 consisted primarily of unearned rental income, which, as stated in the Summary of Significant Accounting Policies (note 1), arises from leases with non-level payments being recognized ratably over the term of the lease.

                                                                    SCHEDULE III
                                                                    ------------


                       I.R.E. Pension Investors, Ltd. - II
                      Property and Accumulated Depreciation
                                December 31, 1999


                                                        Galleria Professional
                                                            Office Bldg.
                                                           Ft. Lauderdale
                                                              Florida
                                                        --------------------

        Acquisition Date                                        12/86

        Encumbrances                                      $           -
                                                            ===========

        Initial Costs:
            Building and Improvements                     $   6,285,472
                                                              ---------
                                                              6,285,472

        Improvements:
         Costs capitalized
          subsequent to acquisition:
            Building and Improvements                     $     183,289
                                                              ---------
                                                                183,289

        Allowance to state real estate
          at fair value                                   $    (686,000)
                                                               --------
                                                               (686,000)

        Gross Amount:
            Building and Improvements                     $   5,782,761
                                                              ---------

            Total                                         $   5,782,761
                                                              =========

        Accumulated Depreciation                          $   4,201,927
                                                             ==========

        Life on which
          depreciation is computed                             20 years

                                                        ------------------------

                       I.R.E. Pension Investors, Ltd. - II
               Reconciliation of Cost and Accumulated Depreciation
     For each of the Years in the Three Year Period ended December 31, 1999


                                         1997         1998          1999
                                         ----         ----          ----
    Cost:

    Balance at beginning of period   $7,930,028    7,930,028     7,892,028
      Deletions:
       Sale of real estate                 --           --      (1,829,267)
       Impairment loss on
       real estate                         --        (38,000)     (280,000)
                                     ----------   ----------    ----------
    Balance at end of period         $7,930,028    7,892,028     5,782,761
                                     ==========   ==========    ==========

    Accumulated Depreciation:

    Balance at beginning of period   $4,036,716    4,449,318     4,861,920
      Additions:
        Depreciation                    412,602      412,602       366,243
      Deletions:
        Sale of real estate                --           --      (1,026,236)
                                     ----------   ----------    ----------
    Balance at end of period         $4,449,318    4,861,920     4,201,927
                                     ==========   ==========    ==========

The aggregate basis for Federal income tax purposes (not reduced by accumulated depreciation) of the above properties was approximately $6,468,761 at December 31, 1999.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
-------------------------------------------------------------------------

None.
                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP
-------------------------------------------------------------
The Partnership has no directors or officers.

a)    Directors.
      ----------

     Listed below are the directors of I.R.E. Pension Advisors II, Corp., Managing General Partner of the Partnership, all of whom are to serve until the election and qualification of their respective successors unless sooner removed from office:

           NAME                  AGE      POSITIONS HELD
      ----------------------     ---      --------------------
      Alan B. Levan               55      Director since 1985
      Earl Pertnoy                73      Director since 1985
      Carl E. B. McKenry, Jr      70      Director since 1985

b)   Executive Officers.
     -------------------

     Listed below are the executive officers of I.R.E. Pension Advisors II, Corp., all of whom are to serve until they resign or are replaced by the Board of Directors:

           NAME            AGE     POSITIONS HELD
      ---------------      --      ---------------------------------------
      Alan B. Levan        55      President since 1985
      Glen R. Gilbert      55      Executive Vice President since July
                                   1997,  Senior Vice  President from 1985
                                   to July 1997;  Chief Financial  Officer
                                   since 1987; Secretary since 1988

c)   Certain Significant Employees.
     ------------------------------

     Not applicable.

d)   Family Relationships.
     ---------------------

     Not applicable.

e)   Business Experience.
     --------------------

     ALAN B. LEVAN formed the I.R.E. Group in 1972. Since 1978, he has been the Chairman of the Board, President, and Chief Executive Officer of BFC Financial Corporation (or its predecessor companies), a financial services and unitary savings bank holding company. He is also Chairman of the Board and President of I.R.E. Realty Advisors, Inc., I.R.E. Properties, Inc., I.R.E. Realty Advisory Group, Inc., U.S. Capital Securities, Inc., and Florida Partners Corporation. Mr. Levan is also Chairman of the Board and Chief Executive Officer of BankAtlantic Bancorp, Inc. Mr. Levan is also an individual general partner and an officer and a director of the corporate general partner of the Partnership.

     GLEN R. GILBERT has been Executive Vice President of BFC Financial Corporation since July 1997, Chief Financial Officer since 1987 and Secretary since 1988. From 1985 through July 1997 he served in the position of Senior Vice President of BFC Financial Corporation. Mr. Gilbert has been a certified public accountant since 1970. Mr. Gilbert serves as an officer of Florida Partners Corporation and of the corporate general partner of the Partnership.

     EARL PERTNOY has been for more than the past five years a real estate investor and developer. He has been a director of BFC Financial Corporation and its predecessor companies since 1978. He is a director of the corporate general partner of the Partnership.

     CARL E. B. McKENRY, JR. is the Director of the Small Business Institute at the University of Miami in Coral Gables, Florida. He has been associated in various capacities with the University since 1955. He has been a director of BFC Financial Corporation since 1981 and is a director of the corporate general partner of the Partnership.

f)   Certain Legal Proceedings.
     --------------------------

     None.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

a)   Cash Compensation.
     ------------------

     The Partnership has no officers or directors.

     The Partnership did not pay salaries or expenses of the officers and directors of the general partner of the Partnership in 1999, except for travel and other expenses directly related to activities of the Partnership.

b)   Compensation Pursuant to Plans.
     -------------------------------

     The Partnership has no annuity, pension or retirement plan for any director, officer or employee.

c)   Other Compensation.
     -------------------

     Not applicable.

d)   Compensation of Directors.
     --------------------------

     The Partnership has no directors.

e)   Termination of Employment and Change of Control Arrangement.
     ------------------------------------------------------------

     Not applicable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

a)   No person owns 5% or more of the Partnership's voting securities.

b) The Partnership has no officers or directors. The following information is provided with respect to units owned by directors and officers of the managing general partner.


                                                         (3)
                                                     Amount and
                                 (2)                  Nature of       (4)
           (1)           Name And Address Of         Beneficial     Percent
     Title Of Class       Beneficial Owner           Ownership     Of Class
     --------------       ----------------           ----------    --------
           (i)
   Units of Limited    Alan B. Levan                20 Direct      0% (approx.)
   Partnership         1750 E. Sunrise Blvd.
   Interest            Fort Lauderdale, FL  33304

                       All other directors and
                       officers of the Managing
                       General Partner as a
                       group                         0 Direct      .0%
                                                    ---------      ---
                       TOTAL                        20 Direct      .0% (approx.)
                                                    =========      ===

     (i) Alan B. Levan is a general partner of the Partnership and is President and Director of the Managing General Partner.

c) The Partnership knows of no contract or other arrangement that could result in a change in control of the Partnership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

a) & b) During the year ending December 31, 1999, the following entities received the fees and payments indicated for services rendered with respect to the Partnership:

                 NAME AND
          RELATIONSHIP TO THE PARTNERSHIP   TRANSACTION                 AMOUNT
          -------------------------------   -----------                 ------

          BFC Financial Corporation         Reimbursement for
          or subsidiaries,                  administrative and
          Affiliates of the General          accounting services        $ 34,649
          Partners
                                            Property management fees    $  2,509

c)   Indebtedness of Management.
     ---------------------------

     None.

d)   Transactions with Promoters.
     ----------------------------

     Not applicable.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
------------------------------------------------------------------------

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


      Exhibit 27    inancial data schedule - Included as Exhibit 27.

B.   REPORTS ON FORM 8-K
     -------------------

     No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

     No annual report or proxy material for the year 1999 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.



                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        I.R.E. PENSION INVESTORS, LTD. - II
                                        Registrant
                              By:       I.R.E. Pension Advisors-II, Corp.,
                                        Managing General Partner



                              By:       /S/ Alan B. Levan
                                        -----------------
                                        Alan B. Levan, President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Managing General Partner on behalf of the Partnership and in the capacities and on the dates indicated.



/S/ Alan B. Levan                                                March 21, 2000
-------------------------------------------------------
Alan B. Levan, Director and Principal Executive Officer



/S/ Earl Pertnoy                                                 March 21, 2000
-------------------------------------------------------
Earl Pertnoy, Director



/S/ Carl E.B. McKenry, Jr.                                       March 21, 2000
-------------------------------------------------------
Carl E. B. McKenry Jr., Director