Form 10-Q
period 2000-03-31
IRE PENSION INVESTORS LTD-II
filed 2000-05-12
CIK 775440

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

      For the Quarter Ended                           Commission File Number
         March 31, 2000                                      0-14188
         --------------                                      -------


                       I.R.E. PENSION INVESTORS, LTD. - II
                  (Exact Name of Registrant as Specified in its
                       Certificate of Limited Partnership)


           Florida                                    59-2582239
           -------                                    ----------
   (State of Organization)              (I.R.S. Employer Identification Number)

          1750 E. Sunrise Boulevard
          Fort Lauderdale, Florida                                     33304
    --------------------------------------                           ----------
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



PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Balance Sheets as of December 31, 1999 and March 31, 2000 - Unaudited

          Statements of Operations for the three months ended March 31, 1999 and 2000 - Unaudited

          Statements of Partners' Capital for the three months ended March 31, 2000 - Unaudited

          Statements of Cash Flows for the three months ended March 31, 1999 and 2000 - Unaudited

          Notes to Unaudited Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

                                 Balance Sheets
                      December 31, 1999 and March 31, 2000
                                   (Unaudited)


                                     Assets


                                                          1999           2000
                                                          ----           ----
Cash and cash equivalents                            $   484,362        449,137

Investments in real estate:
    Office building                                    5,782,761      5,782,761
    Less accumulated depreciation                     (4,201,927)    (4,282,885)
                                                     -----------    -----------
                                                       1,580,834      1,499,876

Other assets, net                                          3,093         19,679
                                                     -----------    -----------

                                                     $ 2,068,289      1,968,692
                                                     ===========    ===========


                       Liabilities and Partners' Capital


Accounts payable                                          28,420         23,870
Other liabilities                                         67,619         59,160
Due to affiliates                                          4,763          9,425
                                                     -----------    -----------
         Total liabilities                               100,802         92,455

Partners' capital:
      49,041 limited partnership units issued
      and outstanding                                  1,967,487      1,876,237
                                                     -----------    -----------

                                                     $ 2,068,289      1,968,692
                                                     ===========    ===========


           See accompanying notes to unaudited financial statements.

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

                            Statements of Operations
               For the three months ended March 31, 1999 and 2000
                                   (Unaudited)

                                                           Three Months Ended
                                                                March 31,
                                                                ---------
                                                           1999          2000
                                                           ----          ----
Revenues:
   Rental income                                        $  62,709        62,709
   Interest income                                         25,517         5,541
                                                        ---------     ---------
     Total revenues                                        88,226        68,250
                                                        ---------     ---------

Costs and expenses:
   Depreciation                                           103,150        80,958
   Impairment loss on real estate                         280,000          --
   Property operations:
     Property management fees to affiliate                    628           627
     Other                                                  7,018         1,497
   General and administrative:
     To affiliates                                          9,088         8,358
     Other                                                  7,802         6,770
                                                        ---------     ---------

       Total costs and expenses                           407,686        98,210
                                                        ---------     ---------

Net loss                                                $(319,460)      (29,960)
                                                        =========     =========

Net loss per weighted average
   limited partnership unit outstanding                 $   (6.45)         (.60)
                                                        =========     =========


           See accompanying notes to unaudited financial statements.

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

                         Statements of Partners' Capital
                    For the three months ended March 31, 2000
                                   (Unaudited)


                                    Limited           General
                                    Partners          Partners         Total
                                    --------          --------         -----
Balance at December 31, 1999      $ 1,973,779           (6,292)       1,967,487

Limited partner distributions         (61,290)            --            (61,290)

Net loss                              (29,660)            (300)         (29,960)
                                  -----------      -----------      -----------

Balance at March 31, 2000         $ 1,882,829           (6,592)       1,876,237
                                  ===========      ===========      ===========


           See accompanying notes to unaudited financial statements.

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

                            Statements of Cash Flows
               For the three months ended March 31, 1999 and 2000
                                   (Unaudited)


                                                           1999          2000
                                                           ----          ----
Operating Activities:
    Net loss                                          $  (319,460)      (29,960)
    Adjustments to reconcile net loss
      to net cash provided by
      operating activities:
        Depreciation                                      103,150        80,958
        Impairment loss on real estate                    280,000          --
        Non-cash portion of rental income                  (8,457)       (8,459)
    Changes in operating assets and liabilities:
        Increase in accounts
           payable, other liabilities
           and due to affiliates                            4,278           112
        Increase in other
          assets                                           (7,288)      (16,586)
                                                      -----------   -----------
Net cash provided by operating
    activities                                             52,223        26,065
                                                      -----------   -----------

Financing Activities:
    Limited partner distributions                         (61,301)      (61,290)
                                                      -----------   -----------
Net cash used by financing
    activities                                            (61,301)      (61,290)
                                                      -----------   -----------
Decrease in cash and
    cash equivalents                                       (9,078)      (35,225)

Cash and cash equivalents at
    beginning of period                                 2,235,268       484,362
                                                      -----------   -----------

Cash and cash equivalents
    at end of period                                  $ 2,226,190       449,137
                                                      ===========   ===========


           See accompanying notes to unaudited financial statements.

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

                     Notes to Unaudited Financial Statements
                                 March 31, 2000

Note 1 - General

The accompanying financial statements have been prepared by the Partnership in accordance with the accounting policies described in its 1999 Annual Report and should be read in conjunction with the notes to financial statements which appear in that report.

Note 2 - Real Estate

On December 31, 1986, the Partnership purchased the Galleria Professional Building, a six story office building containing 60,965 square feet of net leaseable area in Fort Lauderdale, Florida.

Following is summarized financial information with respect to operations at the Galleria Professional Building:

                                               Three Months Ended
                                                    March 31,
                                                    ---------
                                               1999          2000
                                               ----          ----
            Rental income                    $261,961       254,020
            Other income                          903         3,577
                                             --------      --------
                                              262,864       257,597
                                             --------      --------

            Property operating expenses       179,576       164,708
            Ground rent                         9,342         9,342
                                             --------      --------
                                              188,918       174,050
                                             --------      --------
            Operating income                 $ 73,946        83,547
                                             ========      ========


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

Note 3 - Other Liabilities

Other liabilities at December 31, 1999 and March 31, 2000 consisted primarily of unearned rental income which arises from leases with non-level payments being recognized ratably over the term of the lease.

Note 4 - Compensation or Reimbursements to General Partners and Affiliates

During the three months ended March 31, 1999 and 2000, compensation to general partners and affiliates was as follows:

                                                  Three Months Ended
                                                      March 31,
                                                      ---------
                                                  1999        2000
                                                  ----        ----
            Reimbursement for administrative
              and accounting services             $9,088       8,358
            Property management fees (a)             628         627
                                                  ------      ------
            Total                                 $9,716       8,985
                                                  ======      ======

(a) Property management fees are computed as 1% of rental income.

Note  5 - Management Representation

In the opinion of management, the accompanying financial statements contain such adjustments as are necessary to present fairly the Partnership's unaudited consolidated statements of financial condition at December 31, 1999 and March 31, 2000, the unaudited consolidated statements of operations for the three months ended March 31, 1999 and 2000, the unaudited consolidated statements of stockholders' equity for the three months ended March 31, 2000 and the unaudited consolidated statements of cash flows for the three months ended March 31, 1999 and 2000. Such adjustments consisted only of normal recurring items. The unaudited consolidated financial statements and related notes are presented as permitted by Form 10-Q and should be read in conjunction with the notes to consolidated financial statements appearing in the Partnership's Annual Report on Form 10K for the year ended December 31, 1999.

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                                 March 31, 2000

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

A description of the Partnership's investment properties during 1999 and 2000 follows:

     * Galleria Professional Building - A 61,000 square foot office building located in Fort Lauderdale, Florida.

     * Federal Express Distribution Center - A 38,000 square foot warehouse building located in Jacksonville, Florida. In June 1999, the Partnership sold the property for approximately $918,500.

The Galleria Professional Building is net leased to a tenant pursuant to a lease that expires in 2016. The Federal Express Distribution Center was occupied solely by Federal Express Corporation pursuant to a lease that expired May 31, 1998. Federal Express vacated the property on that date. In April 1999, the Partnership entered into a contract to sell the property and based upon the proceeds anticipated to be received, the Partnership reduced the carrying value of the property by approximately $280,000. In June 1999, the Partnership sold the property to an unaffiliated third party for approximately $918,500.

Interest income decreased approximately $20,000 for the three months ended March 31, 2000 as compared to the comparable period in 1999 primarily due to a decrease in investable funds.

Depreciation expense decreased approximately $22,000 for the three months ended March 31, 2000 as compared to the same period in 1999 due to the sale of Federal Express in June 1999.

Other property operations cost and expenses decreased approximately $6,000 for the three months ended March 31, 2000 as compared to the comparable period in 1999 primarily due to decreases in real estate taxes and maintenance as a result of the sale of Federal Express.

At March 31, 2000, the Partnership had approximately $449,000 of cash and cash equivalents. Since the fourth quarter of 1990, the Partnership has annually been paying distributions of $5.00 per $1,000 of original capital ($1.25 quarterly).

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

                           Part II - Other Information
                                 March 31, 2000


Item 1 through 5

Not applicable.

Item 6 - Exhibits and Reports on Form 8-K

a.     Exhibit 27 - Financial data schedule

b.     No report on Form 8-K was filed during the quarter ended March 31, 2000.




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



                                       I.R.E. PENSION INVESTORS, LTD.-II
                                       Registrant
                              By:      I.R.E. Pension Advisors II, Corp.
                                       Managing General Partner of Registrant



Date:  May 10, 2000           By:        /s/ Alan B. Levan
                                       -------------------
                                       Alan B. Levan, President



Date:  May 10, 2000           By:        /s/ Glen R. Gilbert
                                       ---------------------
                                       Glen R. Gilbert, Executive Vice President
                                         and Chief Financial Officer