Form 10-Q
period 2000-06-30
IRE PENSION INVESTORS LTD-II
filed 2000-08-14
CIK 775440

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

    For the Quarter Ended                            Commission File Number
        June 30, 2000                                       0-14188
        -------------                                       -------


                       I.R.E. PENSION INVESTORS, LTD. - II
                  (Exact Name of Registrant as Specified in its
                       Certificate of Limited Partnership)


                   Florida                             59-2582239
                   -------                             ----------
           (State of Organization)       (I.R.S. Employer Identification Number)

          1750 E. Sunrise Boulevard
          Fort Lauderdale, Florida                           33304
          ------------------------                           -----
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



PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements:

               Balance Sheets as of December 31, 1999 and June 30, 2000 - Unaudited

               Statements of Operations for the six and three month periods ended June 30, 1999 and 2000 - Unaudited

               Statements of Partners' Capital for the six months ended June 30, 2000 - Unaudited

               Statements of Cash Flows for the six months ended June 30, 1999 and 2000 - Unaudited

               Notes to Unaudited Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K

SIGNATURES

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

                                 Balance Sheets
                       December 31, 1999 and June 30, 2000
                                   (Unaudited)


                                     Assets


                                                          1999           2000
                                                          ----           ----
Cash and cash equivalents                            $   484,362        445,383

Investments in real estate:
    Office building                                    5,782,761      5,782,761
    Less accumulated depreciation                     (4,201,927)    (4,363,843)
                                                     -----------    -----------
                                                       1,580,834      1,418,918

Other assets, net                                          3,093            100
                                                     -----------    -----------

                                                     $ 2,068,289      1,864,401
                                                     ===========    ===========


                       Liabilities and Partners' Capital


Accounts payable                                          28,420         21,295
Other liabilities                                         67,619         52,703
Due to affiliates                                          4,763          3,301
                                                     -----------    -----------
         Total liabilities                               100,802         77,299

Partners' capital:
       49,041 limited partnership units issued
      and outstanding                                  1,967,487      1,787,102
                                                     -----------    -----------

                                                     $ 2,068,289      1,864,401
                                                     ===========    ===========


           See accompanying notes to unaudited financial statements.

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

                            Statements of Operations
        For the six and three month periods ended June 30, 1999 and 2000
                                   (Unaudited)

                                             Six Months Ended              Three Months Ended
                                                 June 30,                       June 30,
                                            ----------------              ------------------
                                           1999           2000           1999           2000
                                           ----           ----           ----           ----
Revenues:
     Rental income                    $   125,416        125,416         62,707         62,707
     Interest income                       51,734         11,642         26,217          6,101
     Sale of real estate                  918,500           --          918,500           --
     Other income                            --             --             --             --
                                      -----------    -----------    -----------    -----------
Total revenues                          1,095,650        137,058      1,007,424         68,808
                                      -----------    -----------    -----------    -----------

Costs and expenses:
     Cost of sale of real estate          902,663           --          902,663           --
     Impairment loss of real estate       280,000           --             --             --
     Depreciation                         204,327        161,916        101,177         80,958
     Property operations:
       Property management fees
        to affiliate                        1,254          1,254            626            627
       Other                               13,683          2,993          6,665          1,496
     General and administrative:
       To affiliates                       17,594         15,983          8,506          7,625
       Other                               14,629         12,716          6,827          5,946
                                      -----------    -----------    -----------    -----------
         Total costs and expenses       1,434,150        194,862      1,026,464         96,652
                                      -----------    -----------    -----------    -----------

Net loss                              $  (338,500)       (57,804)       (19,040)       (27,844)
                                      ===========    ===========    ===========    ===========

Net loss per weighted
     average limited partnership
     unit outstanding                 $     (6.83)         (1.17)          (.38)          (.56)
                                      ===========    ===========    ===========    ===========

           See accompanying notes to unaudited financial statements.

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

                         Statements of Partners' Capital
                     For the six months ended June 30, 2000
                                   (Unaudited)


                                    Limited           General
                                    Partners          Partners          Total
                                    ---------         --------        ---------
Balance at December 31, 1999      $ 1,973,779           (6,292)       1,967,487

Limited partner distributions        (122,581)            --           (122,581)

Net loss                              (57,226)            (578)         (57,804)
                                  -----------      -----------      -----------

Balance at June 30, 2000          $ 1,793,972           (6,870)       1,787,102
                                  ===========      ===========      ===========



           See accompanying notes to unaudited financial statements.

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

                            Statements of Cash Flows
                 For the six months ended June 30, 1999 and 2000
                                   (Unaudited)


                                                          1999           2000
                                                          ----           ----
Operating Activities:
    Net loss                                         $  (338,500)       (57,804)
    Adjustments to reconcile net loss
      to net cash provided by
      operating activities:
        Depreciation                                     204,327        161,916
        Impairment loss on real estate                   280,000           --
        Gain on sale of real estate, net                 (15,837)          --
        Non-cash portion of rental income                (16,914)       (16,914)
    Changes in operating assets and liabilities:
        Decrease in accounts
           payable, other liabilities
           and due to affiliates                          (3,123)        (6,589)
        Decrease in other
          assets                                          24,016          2,993
                                                     -----------    -----------
Net cash provided by operating
    activities                                           133,969         83,602
                                                     -----------    -----------

Investing Activities:
    Proceeds on sale of real estate, net                 822,169           --
                                                     -----------    -----------
Net cash provided by
    investing activities                                 822,169           --
                                                     -----------    -----------

Financing Activities:
    Limited partner distributions                     (2,672,733)      (122,581)
                                                     -----------    -----------
Net cash used by financing
    activities                                        (2,672,733)      (122,581)
                                                     -----------    -----------
Decrease in cash and
    cash equivalents                                  (1,716,595)       (38,979)

Cash and cash equivalents at
    beginning of period                                2,235,268        484,362
                                                     -----------    -----------

Cash and cash equivalents
    at end of period                                 $   518,673        445,383
                                                     ===========    ===========


           See accompanying notes to unaudited financial statements.

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

                     Notes to Unaudited Financial Statements
                                  June 30, 2000

Note 1 - General

The accompanying financial statements have been prepared by the Partnership in accordance with the accounting policies described in its 1999 Annual Report and should be read in conjunction with the notes to financial statements which appear in that report.

Note 2 - Real Estate

On December 31, 1986, the Partnership purchased the Galleria Professional Building, a six-story office building containing 60,965 square feet of net leaseable area in Fort Lauderdale, Florida. The Galleria Professional Building is net leased to a tenant pursuant to a lease that expires in 2016.

Following is summarized financial information with respect to operations at the Galleria Professional Building:


                                    Six Months Ended     Three Months Ended
                                        June 30,              June 30,
                                    ----------------     ------------------
                                    1999       2000       1999       2000
                                    ----       ----       ----       ----
    Rental income                 $516,805    495,731    254,844    241,711
    Other income                     4,781      5,984      3,878      2,407
                                  --------   --------   --------   --------
                                   521,586    501,715    258,722    244,118
                                  --------   --------   --------   --------

    Property operating expenses    342,044    332,172    162,468    167,464
    Ground rent                     18,684     18,684      9,342      9,342
                                  --------   --------   --------   --------
                                   360,728    350,856    171,810    176,806
                                  --------   --------   --------   --------

    Operating income              $160,858    150,859     86,912     67,312
                                  ========   ========   ========   ========

On December 15, 1987, the Partnership purchased, from an unaffiliated seller, a one-story 37,500 square foot office/warehouse building in Jacksonville, Florida. The Federal Express Distribution Center was occupied solely by Federal Express Corporation pursuant to a lease that expired May 31, 1998. In June 1999, the Partnership sold the property to an unaffiliated third party for approximately $918,500.

Note 3 - Other Liabilities

Other liabilities at December 31, 1999 and June 30, 2000 consisted primarily of unearned rental income which arises from leases with non-level payments being recognized ratably over the term of the lease.

Note 4 - Compensation or Reimbursements to General Partners and Affiliates

During the six and three month periods ended June 30, 1999 and 2000, compensation to general partners and affiliates was as follows:


                                        Six Months Ended   Three Months Ended
                                            June 30,             June 30,
                                        ----------------   ------------------
                                        1999      2000      1999      2000
                                       -------   -------   -------   -------
    Reimbursement for administrative
      and accounting services          $17,594    15,983     8,506     7,625
    Property management fees (a)         1,254     1,254       626       627
                                       -------   -------   -------   -------
    Total                               18,848    17,237     9,132     8,252
                                       =======   =======   =======   =======

(a) Property management fees are computed as 1% of rental income.

Note  5 - Management Representation

In the opinion of management, the accompanying financial statements contain such adjustments as are necessary to present fairly the Partnership's unaudited consolidated statements of financial condition at December 31, 1999 and June 30, 2000, the unaudited consolidated statements of operations for the six and three month periods ended June 30, 1999 and 2000, the unaudited consolidated statements of partners' capital for the six months ended June 30, 2000 and the unaudited consolidated statements of cash flows for the six months ended June 30, 1999 and 2000. Such adjustments consisted only of normal recurring items. The unaudited consolidated financial statements and related notes are presented as permitted by Form 10-Q and should be read in conjunction with the notes to consolidated financial statements appearing in the Partnership's Annual Report on Form 10K for the year ended December 31, 1999.

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                                  June 30 2000

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

Interest income decreased approximately $40,000 and $20,000 for the six and three month periods ended June 30, 2000 as compared to the comparable periods in 1999 primarily due to a decrease in investable funds.

Depreciation expense decreased approximately $42,000 and $20,000 for the six and three month periods ended June 30, 2000 as compared to the same periods in 1999 due to the sale of Federal Express in June 1999.

Other property operations cost and expenses decreased approximately $11,000 and $5,000 for the six and three month periods ended June 30, 2000 as compared to the comparable periods in 1999 primarily due to decreases in real estate taxes and maintenance as a result of the sale of Federal Express.

At June 30, 2000, the Partnership had approximately $445,000 of cash and cash equivalents. Since the fourth quarter of 1990, the Partnership has annually been paying distributions of $5.00 per $1,000 of original capital ($1.25 quarterly).

The Partnership's long-term prospects will be primarily affected by future net income at the Galleria Professional Building. Due to the uncertainties involving the real estate market, management cannot reasonably determine the Partnership's long-term liquidity position. However, management believes the Partnership currently has sufficient liquidity for operations and to meet its obligations and commitments for the foreseeable future.


                           Part II - Other Information
                                  June 30, 2000


Item 1 through 5

Not applicable.

Item 6 - Exhibits and Reports on Form 8-K

a.       Exhibit 27 - Financial data schedule

b.       No report on Form 8-K was filed during the quarter ended June 30, 2000.




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



                                     I.R.E. PENSION INVESTORS, LTD.-II
                                     Registrant
                            By:      I.R.E. Pension Advisors II, Corp.
                                     Managing General Partner of Registrant



Date:  August 7, 2000       By:        /s/ Alan B. Levan
                                     -----------------------------------------
                                     Alan B. Levan, President



Date:  August 7, 2000       By:        /s/ Glen R. Gilbert
                                     -----------------------------------------
                                     Glen R. Gilbert, Executive Vice President
                                       and Chief Financial Officer