Form 10-Q
period 2000-09-30
IRE PENSION INVESTORS LTD-II
filed 2000-11-13
CIK 775440

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


                    For the Quarter Ended September 30, 2000


                             Commission File Number
                                     0-14188


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



PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements:

               Balance Sheets as of December 31, 1999 and September 30, 2000 - Unaudited

               Statements of Operations for the nine and three month periods ended September 30, 1999 and 2000 - Unaudited

               Statement of Partners' Capital for the nine months ended September 30, 2000 - Unaudited

               Statements of Cash Flows for the nine months ended September 30, 1999 and 2000 - Unaudited

               Notes to Unaudited Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K

SIGNATURES

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

                                 Balance Sheets
                    December 31, 1999 and September 30, 2000
                                   (Unaudited)


                                     Assets


                                                     December 31,  September 30,
                                                         1999          2000
                                                         ----          ----

Cash and cash equivalents                            $   484,362        405,057

Investments in real estate:
    Office building                                    5,782,761      5,782,761
    Less accumulated depreciation                     (4,201,927)    (4,444,801)
                                                     -----------    -----------
                                                       1,580,834      1,337,960

Other assets, net                                          3,093         20,183
                                                     -----------    -----------

                                                     $ 2,068,289      1,763,200
                                                     ===========    ===========


                       Liabilities and Partners' Capital


Accounts payable                                          28,420         18,795
Other liabilities                                         67,619         42,245
Due to affiliates                                          4,763          4,517
                                                     -----------    -----------
         Total liabilities                               100,802         65,557

Partners' capital:
    49,041 limited partnership units issued
    and outstanding                                    1,967,487      1,697,643
                                                     -----------    -----------

                                                     $ 2,068,289      1,763,200
                                                     ===========    ===========


           See accompanying notes to unaudited financial statements.

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

                            Statements of Operations
     For the nine and three month periods ended September 30, 1999 and 2000
                                   (Unaudited)


                                        Nine Months Ended     Three Months Ended
                                          September 30,         September 30,
                                          -------------         -------------
                                         1999       2000       1999      2000
                                         ----       ----       ----      ----
Revenues:
 Rental income                      $   188,123    188,123     62,707    62,707
 Interest income                         61,207     17,690      9,473     6,048
 Sale of real estate                    918,500       --         --        --
                                    -----------   --------   --------   -------
Total revenues                        1,167,830    205,813     72,180    68,755
                                    -----------   --------   --------   -------

Costs and expenses:
 Cost of sale of real estate            910,670       --        8,007      --
 Impairment loss of real estate         280,000       --         --        --
 Depreciation                           285,285    242,874     80,958    80,958
 Property operations:
   Property management fees to
    affiliate                             1,882      1,881        628       627
   Other                                 15,321      3,606      1,638       613
 General and administrative:
   To affiliates                         25,733     23,804      8,139     7,821
   Other                                 19,879     19,620      5,250     6,904
                                    -----------   --------   --------   -------
     Total costs and expenses         1,538,770    291,785    104,620    96,923
                                    -----------   --------   --------   -------

Net loss                            $  (370,940)   (85,972)   (32,440)  (28,168)
                                    ===========   ========   ========   =======

Net loss per weighted
 average limited partnership
     unit outstanding               $     (7.49)     (1.74)      (.65)     (.57)
                                    ===========   ========   ========   =======


           See accompanying notes to unaudited financial statements.

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

                         Statement of Partners' Capital
                  For the nine months ended September 30, 2000
                                   (Unaudited)


                                     Limited          General
                                     Partners         Partners          Total
                                     --------         --------          -----
Balance at December 31, 1999      $ 1,973,779           (6,292)       1,967,487

Limited partner distributions        (183,872)            --           (183,872)

Net loss                              (85,112)            (860)         (85,972)
                                  -----------      -----------      -----------

Balance at September 30, 2000     $ 1,704,795           (7,152)       1,697,643
                                  ===========      ===========      ===========


           See accompanying notes to unaudited financial statements.

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

                            Statements of Cash Flows
              For the nine months ended September 30, 1999 and 2000
                                   (Unaudited)


                                                            September 30,
                                                            -------------
                                                         1999            2000
                                                         ----            ----
Operating Activities:
    Net loss                                        $  (370,940)        (85,972)
    Adjustments to reconcile net loss
      to net cash provided by
      operating activities:
        Depreciation                                    285,285         242,874
        Impairment loss on real estate                  280,000            --
        Gain on sale of real estate, net                 (7,830)           --
        Non-cash portion of rental income               (25,373)        (25,374)
    Changes in operating assets and liabilities:
        Increase (decrease) in accounts
           payable, other liabilities
           and due to affiliates                          2,774          (9,871)
        Decrease (increase) in other
          assets                                          7,047         (17,090)
                                                    -----------     -----------
Net cash provided by operating
    activities                                          170,963         104,567
                                                    -----------     -----------

Investing Activities:
    Proceeds on sale of real estate, net                810,867            --
                                                    -----------     -----------
Net cash provided by
    investing activities                                810,867            --
                                                    -----------     -----------

Financing Activities:
    Limited partner distributions                    (2,734,036)       (183,872)
                                                    -----------     -----------
Net cash used by financing
    activities                                       (2,734,036)       (183,872)
                                                    -----------     -----------
Decrease in cash and
    cash equivalents                                 (1,752,206)        (79,305)

Cash and cash equivalents at
    beginning of period                               2,235,268         484,362
                                                    -----------     -----------

Cash and cash equivalents
    at end of period                                $   483,062         405,057
                                                    ===========     ===========


           See accompanying notes to unaudited financial statements.

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

                     Notes to Unaudited Financial Statements
                               September 30, 2000

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

Following is summarized financial information with respect to operations at the Galleria Professional Building:

                                   Nine Months Ended      Three Months Ended
                                    September 30,            September 30,
                                    -------------            -------------
                                   1999        2000        1999        2000
                                   ----        ----        ----        ----
  Rental income                  $774,029     743,366     257,224     247,635
  Other income                      5,502      10,050         721       4,066
                                 --------    --------    --------    --------
                                  779,531     753,416     257,945     251,701
                                 --------    --------    --------    --------

  Property operating expenses     507,974     506,867     165,930     174,695
  Ground rent                      28,026      28,026       9,342       9,342
                                 --------    --------    --------    --------
                                  536,000     534,893     175,272     184,037
                                 --------    --------    --------    --------

  Operating income               $243,531     218,523      82,673      67,664
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

Note 3 - Other Liabilities

Other liabilities at December 31, 1999 and September 30, 2000 consisted primarily of unearned rental income which arises from leases with non-level payments being recognized ratably over the term of the lease.

Note 4 - Compensation or Reimbursements to General Partners and Affiliates

During the nine and three month periods ended September 30, 1999 and 2000, compensation to general partners and affiliates was as follows:


                                       Nine Months Ended    Three Months Ended
                                        September 30,          September 30,
                                        -------------          -------------
                                       1999       2000       1999       2000
                                       ----       ----       ----       ----
  Reimbursement for administrative
    and accounting services           $25,733     23,804      8,139      7,821
  Property management fees (a)          1,882      1,881        628        627
                                      -------    -------    -------    -------
  Total                                27,615     25,685      8,767      8,448
                                      =======    =======    =======    =======

(a) Property management fees are computed as 1% of rental income.

Note  5 - Management Representation

In the opinion of management, the accompanying financial statements contain such adjustments as are necessary to present fairly the Partnership's unaudited consolidated statements of financial condition at December 31, 1999 and September 30, 2000, the unaudited consolidated statements of operations for the nine and three month periods ended September 30, 1999 and 2000, the unaudited consolidated statement of partners' capital for the nine months ended September 30, 2000 and the unaudited consolidated statements of cash flows for the nine months ended September 30, 1999 and 2000. Such adjustments consisted only of normal recurring items. The unaudited consolidated financial statements and related notes are presented as permitted by Form 10-Q and should be read in conjunction with the notes to consolidated financial statements appearing in the Partnership's Annual Report on Form 10K for the year ended December 31, 1999.

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                               September 30, 2000

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

The Galleria Professional Building is net leased to a tenant pursuant to a lease that expires in 2016. The Federal Express Distribution Center was occupied solely by Federal Express Corporation pursuant to a lease that expired May 31, 1998. Federal Express Distribution Center vacated the property on that date. In April 1999, the Partnership entered into a contract to sell the property and based upon the proceeds anticipated to be received, the Partnership reduced the carrying value of the property by approximately $280,000. In June 1999, the Partnership sold the property to an unaffiliated third party for approximately $918,500.

Interest income decreased approximately $44,000 and $3,000 for the nine and three month periods ended September 30, 2000 as compared to the comparable periods in 1999 primarily due to a decrease in investable funds.

Depreciation expense decreased approximately $42,000 for the nine months ended September 30, 2000 as compared to the same period in 1999 due to the sale of Federal Express Distribution Center in June 1999.

Other property operations cost and expenses decreased approximately $12,000 for the nine months ended September 30, 2000 as compared to the comparable period in 1999 primarily due to decreases in real estate taxes and maintenance as a result of the sale of Federal Express Distribution Center.

At September 30, 2000, the Partnership had approximately $405,000 of cash and cash equivalents. Since the fourth quarter of 1990, the Partnership has annually been paying distributions of $5.00 per $1,000 of original capital ($1.25 quarterly).

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

                           Part II - Other Information
                               September 30, 2000


Item 1 through 5

Not applicable.

Item 6 - Exhibits and Reports on Form 8-K

     a.   Exhibits - None

     b. No report on Form 8-K was filed during the quarter ended September 30, 2000.




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



                                       I.R.E. PENSION INVESTORS, LTD.-II
                                       Registrant
                              By:      I.R.E. Pension Advisors II, Corp.
                                       Managing General Partner of Registrant



Date:  November 10, 2000       By:        /s/ Alan B. Levan
                                       -----------------------------------------
                                       Alan B. Levan, President



Date:  November 10, 2000       By:        /s/ Glen R. Gilbert
                                       -----------------------------------------
                                       Glen R. Gilbert, Executive Vice President
                                         and Chief Financial Officer