Form 10-K
period 2000-12-31
IRE PENSION INVESTORS LTD-II
filed 2001-03-30
CIK 775440

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

   For the Fiscal Year Ended                           Commission File Number
       December 31, 2000                                      0-14188
       -----------------                                      -------


                       I.R.E. PENSION INVESTORS, LTD. - II
                  (Exact Name of Registrant as Specified in its
                       Certificate of Limited Partnership)


                 Florida                               59-2582239
                 -------                               ----------
         (State of Organization)         (I.R.S. Employer Identification Number)

        1750 E. Sunrise Boulevard
        Fort Lauderdale, Florida                           33304
        ------------------------                           -----
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

Except for historical information contained herein, the matters discussed in this report are forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward-looking statements are based largely on the Partnership's expectations and are subject to a number of risks and uncertainties, including but not limited to, economic matters (both as a general matter and in particular in the area where the Partnership owns real estate), competitive and other factors affecting the Partnership's operations, markets, property values and other factors including factors associated with the continued ownership and operation of real estate and the factors identified in documents filed by the Partnership with the Securities and Exchange Commission. Many of these factors are beyond the Partnership's control. Actual results could differ materially from these forward-looking statements. In light of these risks and uncertainties, there is no assurance that the results discussed in such forward-looking statements contained in this report will, in fact, occur. The Partnership does not undertake any obligation to publicly release the results of any revisions to these forward-looking statements to reflect future events or circumstances.

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

On December 31, 2000, the Partnership had no employees. The balance of information required in Item 1 is either inapplicable or not material to an understanding of the Partnership's business.

ITEM 2. PROPERTIES
------------------

The property listed below is not utilized by the Partnership but is held for investment. It is zoned for its current use.

   Galleria Professional Office Building   60,965 square           owned
   Fort Lauderdale, FL                     feet leasable

ITEM 3. LEGAL PROCEEDINGS
--------------------------

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

None.
                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S UNITS OF LIMITED PARTNERSHIP INTEREST AND RELATED SECURITY HOLDER MATTERS
-------------------------------------------------------------------------

a) There is no established public trading market for the Partnership's units of limited partnership interest.

b) There are approximately 1,630 holders of units of limited partnership interest as of March 15, 2001.

c) See Item 6. -Selected Financial Data regarding the Partnership's distributions, incorporated herein by reference as if set forth herein.

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)


ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

For the five years ended December 31, 2000.

                             1996        1997        1998        1999         2000
                             ----        ----        ----        ----         ----
Revenues                $   595,779     611,804     476,576   1,236,389      274,232
                        ===========   =========   =========   =========   ==========
Net income (loss)       $    (6,107)    123,200     (73,884)   (408,444)    (124,017)
                        ===========   =========   =========   =========   ==========
Net income (loss) per
 weighted average
 limited partnership
 unit outstanding       $      (.12)       2.49       (1.49)      (8.25)       (2.50)
                        ===========   =========   =========   =========   ==========

Total assets            $ 5,818,603   5,676,601   5,295,139   2,068,289    1,662,354
                        ===========   =========   =========   =========   ==========
Partners' capital       $ 5,612,362   5,490,357   5,171,268   1,967,487    1,598,305
                        ===========   =========   =========   =========   ==========
Distributions per
 weighted average
 limited partnership
 unit outstanding       $      5.00        5.00        5.00       57.00         5.00
                        ===========   =========   =========   =========   ==========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF I.R.E. PENSION INVESTORS, LTD. - II
--------------------------------------------------------------------------------

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

The Galleria Professional Building is net leased to a tenant. The Federal Express Distribution Center was occupied solely by Federal Express Corporation pursuant to a lease that expired May 31, 1998. Federal Express Corporation vacated the property on that date. In June 1999, the property was sold for approximately $918,500. Proceeds received, net of selling costs were approximately $811,000 and a net gain on the sale of real estate of approximately $8,000 was recognized in 1999.

Rental income decreased for the year ended December 31, 1999 as compared to the 1998 period as a result of the vacancy of the Federal Express building, effective May 31, 1998. The Federal Express building was sold in June 1999.

The decreases in interest income for the years ended December 31, 2000 and 1999 as compared to the 1998 period is due to decreases in investable funds.

Depreciation expense decreased approximately $42,000 for the year ended December 31, 2000 as compared to the same period in 1999, and $46,000 for the year ended December 31, 1999 as compared to the same period in 1998 due to the sale of Federal Express in June 1999.

In 1998 the carrying value of Federal Express was reduced by approximately $38,000 to its estimated fair value. After an auction in April 1999, the Partnership entered into a contract to sell the Federal Express property and based upon anticipated proceeds from the sale, the Partnership further reduced the carrying value of the property by approximately $280,000. In June 1999, the property was sold to an unaffiliated third party for approximately $918,500.

Other property operations decreased for the year ended December 31, 2000 as compared to the same period in 1999 primarily due to decreases in insurance, property taxes and maintenance as a result of the sale of Federal Express in June 1999.

Other general and administrative expenses decreased approximately $12,000 for the year ended December 31, 1999 as compared to the same period in 1998 primarily due to a reduction in professional fees associated with the elimination of the Federal Express appraisal and the 1997 appraisal fees paid in 1998 for Galleria and Federal Express.

When the Partnership acquired the Galleria Professional Building in 1986, it executed a net lease with the seller, leasing the property back to the seller on a totally net basis. The lease, which expires in 2016, requires a minimum annual rental of $217,000 per annum plus 10% of the property income, as defined, between $217,000 and $467,000 and 50% of the property income in excess of $467,000. Based on operations of the property reflected in information provided by the tenant, no percentage rent was paid in 2000. Commencing 2002, the Partnership and the tenant have a buy/sell option for this property, which may be exercised by either the Partnership or the tenant. In essence, this option gives the tenant the right to purchase the property at its then fair market value or allows the Partnership to terminate the tenant lease. Pursuant to this option, the Partnership can offer to sell the property to the tenant for $6,000,000 plus the excess between approximately $100,000 per month and actual rent paid during the lease term (less certain defined offsets). If the Partnership makes such an offer and if the tenant fails to purchase the property at such price, the lease would be terminated.

At December 31, 2000, the Galleria Professional Building was 100% occupied, with an average lease rate of approximately $17.30 per square foot. As indicated above, the lessee is responsible for any and all costs associated with the property. Galleria Professional Building is located in Fort Lauderdale Florida on the Middle River Waterway. There are several mid-rise office buildings in the area. Galleria Mall, a large regional shopping center, is located east of this property. Rental rates of the mid-rise office buildings in close proximity to the Galleria Professional Building were similar to those being charged by the Galleria Professional Building.

At December 31, 2000, the Partnership had approximately $405,000 of cash and cash equivalents. The Partnership has annually been paying distributions of $5.00 per limited partnership unit ($1.25 quarterly) since the fourth quarter of 1990. In addition, during 1999, the Partnership also paid a special distribution of $52 per limited partnership unit.

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

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)


ITEM 8. INDEX TO FINANCIAL STATEMENTS
-------------------------------------

Independent Auditors' Report

Financial Statements:

     Balance Sheets - December 31, 1999 and 2000

     Statements of Operations - For each of the Years in the Three Year Period ended December 31, 2000

     Statements of Partners' Capital - For each of the Years in the Three Year Period ended December 31, 2000

     Statements of Cash Flows - For each of the Years in the Three Year Period ended December 31, 2000

     Notes to Financial Statements


ITEM 14. FINANCIAL STATEMENT SCHEDULES
--------------------------------------

     III. Properties and Accumulated Depreciation - December 31, 2000.

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

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of I.R.E. Pension Investors, Ltd.
- II, at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





                                         KPMG LLP


Fort Lauderdale, Florida
March 2, 2001

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

                                 Balance Sheets
                           December 31, 1999 and 2000


                                     Assets


                                                          1999           2000
                                                          ----           ----
Cash and cash equivalents                            $   484,362        405,252

Investments in real estate:
    Office building                                    5,782,761      5,782,761
    Less accumulated depreciation                     (4,201,927)    (4,525,759)
                                                     -----------    -----------
                                                       1,580,834      1,257,002

Other assets, net                                          3,093            100
                                                     -----------    -----------

                                                     $ 2,068,289      1,662,354
                                                     ===========    ===========


                       Liabilities and Partners' Capital


Accounts payable                                     $    28,420         25,546
Other liabilities                                         67,619         33,791
Due to affiliates                                          4,763          4,712
                                                     -----------    -----------
         Total liabilities                               100,802         64,049

Partners' capital:
       49,041 limited partnership units issued
      and outstanding                                  1,967,487      1,598,305
                                                     -----------    -----------

                                                     $ 2,068,289      1,662,354
                                                     ===========    ===========


                 See accompanying notes to financial statements.

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

                            Statements of Operations
     For each of the Years in the Three Year Period ended December 31, 2000


                                             1998          1999          2000
                                             ----          ----          ----
Revenues:
   Rental income                         $  362,398       250,830       250,830
   Interest income                          113,558        67,059        23,402
   Sale of real estate                         --         918,500          --
   Other income                                 620          --            --
                                         ----------    ----------    ----------
     Total revenues                         476,576     1,236,389       274,232
                                         ----------    ----------    ----------

Costs and expenses:
   Cost of sale                                --         910,669          --
   Depreciation                             412,602       366,243       323,832
   Impairment loss on real estate            38,000       280,000          --
   Property operations:
     Property management fees to
      affiliate                               3,624         2,509         2,509
     Other                                   17,640        16,885         3,606
   General and administrative:
     To affiliates                           32,490        34,649        33,025
     Other                                   46,104        33,878        35,277
                                         ----------    ----------    ----------

       Total costs and expenses             550,460     1,644,833       398,249
                                         ----------    ----------    ----------

Net loss                                 $  (73,884)     (408,444)     (124,017)
                                         ==========    ==========    ==========

Net loss per weighted average
   limited partnership unit
   outstanding                           $    (1.49)        (8.25)        (2.50)
                                         ==========    ==========    ==========


                See accompanying notes to financial statements.

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

                        Statements of Partners' Capital

     For each of the Years in the Three Year Period ended December 31, 2000


                                     Limited          General
                                    Partners          Partners          Total
                                    --------          --------          -----
Balance at December 31, 1997      $ 5,491,826           (1,469)       5,490,357

Limited partner distributions        (245,205)            --           (245,205)

Net loss                              (73,145)            (739)         (73,884)
                                  -----------      -----------      -----------

Balance at December 31, 1998        5,173,476           (2,208)       5,171,268

Limited partner distributions      (2,795,337)            --         (2,795,337)

Net loss                             (404,360)          (4,084)        (408,444)
                                  -----------      -----------      -----------

Balance at December 31, 1999        1,973,779           (6,292)       1,967,487

Limited partner distributions        (245,165)            --           (245,165)

Net loss                             (122,777)          (1,240)        (124,017)
                                  -----------      -----------      -----------

Balance at December 31, 2000      $ 1,605,837           (7,532)       1,598,305
                                  ===========      ===========      ===========


                See accompanying notes to financial statements.

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

                            Statements of Cash Flows
     For each of the Years in the Three Year Period Ended December 31, 2000



                                                                   1998              1999              2000
                                                                   ----              ----              ----
Operating Activities:
    Net loss                                                 $    (73,884)         (408,444)         (124,017)
    Adjustments to reconcile net loss
      to net cash provided by
      operating activities:
        Depreciation                                              412,602           366,243           323,832
        Impairment loss on real estate                             38,000           280,000              --
        Non-cash portion of rental income                         (33,828)          (33,828)          (33,828)
        Gain on sale of real estate, net                             --              (7,831)             --
    Changes in operating assets and liabilities:
        (Decrease) increase  in accrued
          expenses, accounts payable, other
          liabilities and due to affiliates                       (28,545)           10,759            (2,925)
        (Increase) decrease in other assets, net                  (27,257)           26,670             2,993
                                                             ------------      ------------      ------------
Net cash provided by operating activities                         287,088           233,569           166,055
                                                             ------------      ------------      ------------

Investing Activities:
    Redemption and sale of securities available for sale       11,714,710              --                --
    Purchase of securities available for sale                 (10,041,003)             --                --
    Proceeds on sale of real estate, net                             --             810,862              --
                                                             ------------      ------------      ------------
Net cash provided by investing activities                       1,673,707           810,862              --
                                                             ------------      ------------      ------------

Financing Activities:
    Limited partner distributions                                (245,205)       (2,795,337)         (245,165)
                                                             ------------      ------------      ------------
Net cash used by financing activities                            (245,205)       (2,795,337)         (245,165)
                                                             ------------      ------------      ------------

Increase (decrease) in cash and cash equivalents                1,715,590        (1,750,906)          (79,110)

Cash and cash equivalents at beginning of year                    519,678         2,235,268           484,362
                                                             ------------      ------------      ------------

Cash and cash equivalents at end of year                     $  2,235,268           484,362           405,252
                                                             ============      ============      ============


                See accompanying notes to financial statements.

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

                          Notes to Financial Statements


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

I.R.E. Pension Investors, Ltd. - II (the "Partnership") was organized in 1985 in accordance with the provisions of the Florida Uniform Limited Partnership Act to invest in, hold and manage income producing real estate. The Managing General Partner has complete authority in the management and control of the Partnership. I.R.E. Pension Advisors II, Corp. is the Managing General Partner and Alan B. Levan is the individual General Partner of the Partnership. The General Partners may serve in the same capacity for other entities having similar investment objectives. Should any conflicts of interest arise among these entities, the management of the managing general partners will, at their sole discretion, resolve such conflicts.

Basis of Financial Statement Presentation - The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheets and statements of operations for the periods presented. Actual results could differ significantly from those estimates. A material estimate that is susceptible to significant change in the next year relates to the determination of the impairment loss on real estate.

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

Properties

The properties are assets to be held and used and are stated at cost in the accompanying balance sheets. The office building is depreciated using the straight-line method over an estimated useful life of 20 years.

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

Galleria Professional Building

On December 31, 1986, the Partnership purchased a six story office building containing 60,965 square feet of net leasable area in Fort Lauderdale, Florida. The Partnership owns a leasehold interest in a long-term ground lease for two parcels of land which encompass the building site and parking areas. The lease commenced in 1955 and expires in 2054. Ground rent is approximately $37,368 annually. Every 20 years the ground rent is adjusted to be equal to five percent of the then current appraised value of the land. The Partnership also purchased the rights to the parking agreement with the Galleria Mall. The agreement requires rental payments and common area maintenance charges which currently aggregate approximately $25,000 annually. The parking agreement and ground lease have concurrent terms.

Simultaneous with the acquisition of the property, the Partnership executed a net lease with the seller, leasing the Property back to the Seller on a totally net basis. The terms of the lease, which expires in 2016, require a minimum annual rental of $217,000 per annum plus 10% of the property income, as defined, between $217,000 and $467,000 and 50% of the property income in excess of $467,000. In accordance with accounting principles generally accepted in the United States of America, the rental income will be recognized ratably over the term of the lease. The ratable minimum rent through 2001 (the date of the buy/sell option discussed below) after the modification of the lease in September 1990 is $250,830 per year and such amount is recognized annually for financial statement purposes. The seller, as lessee, is responsible for any and all costs associated with the property, including but not limited to operating expenses, insurance, taxes, the ground lease and parking agreement payments.

Commencing 2002, the Partnership and the tenant have a buy/sell option for this property, which may be exercised by either the Partnership or the tenant. In essence, this option gives the tenant the right to purchase the property at its then fair market value or allows the Partnership to terminate the tenant lease. Pursuant to this option, the Partnership can offer to sell the property to the tenant for $6,000,000 plus the excess between approximately $100,000 per month and actual rent paid during the lease term (less certain defined offsets). If the Partnership makes such an offer and if the tenant fails to purchase the property at such price, the lease would be terminated.

At December 31, 2000, the Galleria Professional Building was 100% occupied, with an average lease rate of approximately $17.30 per square foot. As indicated above, the lessee is responsible for any and all costs associated with the property. Galleria Professional Building is located in Fort Lauderdale Florida on the Middle River Waterway. There are several mid-rise office buildings in the area. Galleria Mall, a large regional shopping center, is located east of this property. Rental rates of the mid-rise office buildings in close proximity to the Galleria Professional Building were similar to those being charged by the Galleria Professional Building.

Following is summarized financial information with respect to operations at the Galleria office building. The following information is unaudited because the Partnership has no contractual right to require the lessee of the property to provide audited information.

                                             Years ended December 31,
                                             ------------------------
                                        1998           1999           2000
                                        ----           ----           ----
    (Unaudited)
    Rental income                   $1,000,104      1,048,292      1,028,876
    Other income                        11,630          7,543         11,580
                                    ----------     ----------     ----------
                                     1,011,734      1,055,835      1,040,456
                                    ----------     ----------     ----------

    Property operating expenses        696,798        700,068        715,880
    Ground rent                         37,365         37,368         37,367
                                    ----------     ----------     ----------
                                       734,163        737,436        753,247
                                    ----------     ----------     ----------

    Operating income                $  277,571        318,399        287,209
                                    ==========     ==========     ==========


Federal Express Distribution Center

On December 15, 1987, the Partnership purchased, from an unaffiliated seller, a one story 37,500 square foot office/warehouse building in Jacksonville, Florida.

The building was designed for and was occupied solely by Federal Express Corporation pursuant to a lease which expired May 31, 1998. Federal Express Corporation vacated the property on that date. During 1998, the carrying value of this property was reduced by approximately $38,000 to its estimated fair value. After an auction in April 1999, the Partnership entered into a contract to sell the property. Based upon the proceeds anticipated to be received, the Partnership further reduced the carrying value of the property by approximately $280,000. In June 1999, the Partnership sold the property to an unaffiliated third party for approximately $918,500. Proceeds received on the sale, net of selling cost were approximately $811,000 and a net gain on the sale of real estate of approximately $8,000 was recognized in 1999.

Leases

The aggregate sum of the minimum lease rental payments to be received for the Galleria Professional Building over the five succeeding years is approximately as follows:

                             Year ending December 31,
                             ------------------------
               2001        2002        2003        2004        2005
               ----        ----        ----        ----        ----
          $   217,000     217,000     217,000     217,000     217,000
              =======     =======     =======     =======     =======

(3) COMPENSATION  OR REIMBURSEMENTS TO GENERAL PARTNERS AND AFFILIATES

During the year ended December 31, 1998, 1999 and 2000 compensation to general partners and affiliates was as follows:

                                            1998        1999        2000
                                            ----        ----        ----
      Reimbursement for administrative
        and accounting services            $32,490      34,649      33,025
      Property management fees (a)           3,624       2,509       2,509
                                           -------     -------     -------
      Total                                $36,114      37,158      35,534
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

                                                    1998             1999             2000
                                                    ----             ----             ----
Net income (loss):
  Amount reported for financial statement
   purposes                                    $   (73,884)        (408,444)        (124,017)
  Difference in financial statement/tax
   depreciation expense                            202,722          179,897          154,024
  Difference between accrual basis of
   accounting used for financial
   statements and the method used for
   income tax purposes                             (55,900)        (958,630)         (28,490)
  Adjustment due to fair value
   considerations in the carrying
   value of real estate for financial
   statement purposes                               38,000          280,000             --
                                               -----------      -----------      -----------
  Amount reported for income tax purposes      $   110,938         (907,177)           1,517
                                               ===========      ===========      ===========


                                                    1998             1999             2000
                                                    ----             ----             ----
Partners' capital:
  Amount reported for financial statement
   purposes                                    $ 5,171,268        1,967,487        1,598,305
  Difference in financial statement/tax
   depreciation expense                          2,396,602        2,576,499        2,730,523
  Difference between accrual basis of
   accounting used for financial
   statements and the method used for
   income tax purposes                             101,464         (857,166)        (885,656)
  Difference due to fair value
   considerations in the carrying value
   of real estate for financial statement
   and income tax purposes                         824,000        1,104,000        1,104,000
  Cost of raising capital, deducted from
   partners' capital for financial
   statements and included in other
   assets for income tax purposes                1,501,488        1,501,488        1,501,488
                                               -----------      -----------      -----------
   Amount reported for income tax purposes     $ 9,994,822        6,292,308        6,048,660
                                               ===========      ===========      ===========

(5) OTHER LIABILITIES

Other liabilities at December 31, 1999 and 2000 consisted primarily of unearned rental income, which arises from leases with non-level payments being recognized ratably over the term of the lease.

                                                                    SCHEDULE III


                       I.R.E. Pension Investors, Ltd. - II
                      Property and Accumulated Depreciation
                                December 31, 2000


                                                  Galleria Professional
                                                       Office Bldg.
                                                      Ft. Lauderdale
                                                         Florida

        Acquisition Date                                  12/86

              Encumbrances                            $      --
                                                      ===========

              Initial Costs:
                  Building and Improvements           $ 6,285,472
                                                      -----------
                                                        6,285,472

              Improvements:
               Costs capitalized
                subsequent to acquisition:
                  Building and Improvements           $   183,289
                                                      -----------
                                                          183,289

              Allowance to state real estate
                at fair value                         $  (686,000)
                                                      -----------
                                                         (686,000)

              Gross Amount:
                  Building and Improvements           $ 5,782,761
                                                      -----------

                  Total                               $ 5,782,761
                                                      ===========

              Accumulated Depreciation                $ 4,525,759
                                                      ===========

              Life on which
                depreciation is computed                20 years
                                                      ===========

                                                          SCHEDULE III Continued

                       I.R.E. Pension Investors, Ltd. - II
               Reconciliation of Cost and Accumulated Depreciation
     For each of the Years in the Three Year Period ended December 31, 2000



                                        1998             1999             2000
                                        ----             ----             ----
Cost:

Balance at beginning of period     $ 7,930,028        7,892,028        5,782,761
  Deletions:
   Sale of real estate                    --         (1,829,267)            --
   Impairment loss on
   real estate                         (38,000)        (280,000)            --
                                   -----------      -----------      -----------
Balance at end of period           $ 7,892,028        5,782,761        5,782,761
                                   ===========      ===========      ===========

Accumulated Depreciation:

Balance at beginning of period     $ 4,449,318        4,861,920        4,201,927
  Additions:
    Depreciation                       412,602          366,243          323,832
  Deletions:
    Sale of real estate                   --         (1,026,236)            --
                                   -----------      -----------      -----------
Balance at end of period           $ 4,861,920        4,201,927        4,525,759
                                   ===========      ===========      ===========

The aggregate basis for Federal income tax purposes (not reduced by accumulated depreciation) of the above properties was approximately $6,468,761 at December 31, 2000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
-----------------------------------------------------------------------

None.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP
------------------------------------------------------------

The Partnership has no directors or officers.

a)   Directors.
     ----------

     Listed below are the directors of I.R.E. Pension Advisors II, Corp., Managing General Partner of the Partnership, all of whom are to serve until the election and qualification of their respective successors unless sooner removed from office:

              NAME                     AGE              POSITIONS HELD
              ----                     ---              --------------

         Alan B. Levan                  56            Director since 1985

         Earl Pertnoy                   74            Director since 1985

         Carl E. B. McKenry, Jr.        71            Director since 1985

b)   Executive Officers.
     -------------------

     Listed below are the executive officers of I.R.E. Pension Advisors II, Corp., all of whom are to serve until they resign or are replaced by the Board of Directors:

             NAME         AGE             POSITIONS HELD
             ----         ---             --------------

        Alan B. Levan      56           President since 1985

        Glen R. Gilbert    56           Executive Vice President since July
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

f)   Certain Legal Proceedings.
     -------------------------

      None.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

a)   Cash Compensation.
     ------------------

     The Partnership has no officers or directors.

     The Partnership did not pay salaries or expenses of the officers and directors of the general partner of the Partnership in 2000.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

a) & b) During the year ending December 31, 2000, the following entities received the fees and payments indicated for services rendered with respect to the Partnership:

           NAME AND
    RELATIONSHIP TO THE PARTNERSHIP   TRANSACTION                  AMOUNT

    BFC Financial Corporation         Reimbursement for
    or subsidiaries,                  administrative and
    Affiliates of the General          accounting services         $ 33,025
    Partners
                                      Property management fees     $  2,509

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

     No annual report or proxy material for the year 2000 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.


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

                           I.R.E. PENSION INVESTORS, LTD. - II
                           Registrant

                           By:       I.R.E. Pension Advisors-II, Corp.,
                                     Managing General Partner



                           By:       /S/ Alan B. Levan
                                    ------------------------
                                    Alan B. Levan, President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Managing General Partner on behalf of the Partnership and in the capacities and on the dates indicated.



/S/ Alan B. Levan                                                 March 23, 2001
-------------------------------------------------------
Alan B. Levan, Director and Principal Executive Officer



/S/ Earl Pertnoy                                                  March 23, 2001
-------------------------------------------------------
Earl Pertnoy, Director



/S/ Carl E.B. McKenry, Jr.                                        March 23, 2001
-------------------------------------------------------
Carl E. B. McKenry Jr., Director