Form 10-Q
period 2001-03-31
IRE PENSION INVESTORS LTD-II
filed 2001-05-14
CIK 775440

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

     For the Quarter Ended                              Commission File Number
        March 31, 2001                                         0-14188
        --------------                                         -------


                       I.R.E. PENSION INVESTORS, LTD. - II
                  (Exact Name of Registrant as Specified in its
                       Certificate of Limited Partnership)


              Florida                                  59-2582239
              -------                                  ----------
      (State of Organization)            (I.R.S. Employer Identification Number)

             1750 E. Sunrise Boulevard
             Fort Lauderdale, Florida                       33304
             ------------------------                       -----
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



PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Balance Sheets as of December 31, 2000 and March 31, 2001 - Unaudited

          Statements of Operations for the three months ended March 31, 2000 and 2001 - Unaudited

          Statements of Partners' Capital for the three months ended March 31, 2001 - Unaudited

          Statements of Cash Flows for the three months ended March 31, 2000 and 2001 - Unaudited

          Notes to Unaudited Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES

                       I.R.E. Pension Investors, Ltd. - II
                         (A Florida Limited Partnership)

                                 Balance Sheets
                      December 31, 2000 and March 31, 2001
                                   (Unaudited)


                                     Assets


                                                        2000             2001
                                                        ----             ----

Cash and cash equivalents                          $   405,252          391,486

Investments in real estate:
    Office building                                  5,782,761        5,782,761
    Less accumulated depreciation                   (4,525,759)      (4,606,717)
                                                   -----------      -----------
                                                     1,257,002        1,176,044

Other assets, net                                          100              100
                                                   -----------      -----------

                                                   $ 1,662,354        1,567,630
                                                   ===========      ===========


                       Liabilities and Partners' Capital


Accounts payable                                   $    25,546           27,295
Other liabilities                                       33,791           25,332
Due to affiliates                                        4,712            7,967
                                                   -----------      -----------
         Total liabilities                              64,049           60,594

Partners' capital:
       49,041 limited partnership units issued
      and outstanding                                1,598,305        1,507,036
                                                   -----------      -----------

                                                   $ 1,662,354        1,567,630
                                                   ===========      ===========


           See accompanying notes to unaudited financial statements.

                       I.R.E. Pension Investors, Ltd. - II
                         (A Florida Limited Partnership)

                            Statements of Operations
               For the three months ended March 31, 2000 and 2001
                                   (Unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                               ---------
                                                         2000            2001
                                                         ----            ----

Revenues:
   Rental income                                       $ 62,709          62,709
   Interest income                                        5,541           4,621
                                                       --------        --------
     Total revenues                                      68,250          67,330
                                                       --------        --------

Costs and expenses:
   Depreciation                                          80,958          80,958
   Property operations:
     Property management fees to affiliate                  627             627
     Other                                                1,497            --
   General and administrative:
     To affiliates                                        8,358           9,083
     Other                                                6,770           6,641
                                                       --------        --------

       Total costs and expenses                          98,210          97,309
                                                       --------        --------

Net loss                                               $(29,960)        (29,979)
                                                       ========        ========

Net loss per weighted average
   limited partnership unit outstanding                $   (.60)           (.61)
                                                       ========        ========


           See accompanying notes to unaudited financial statements.

                       I.R.E. Pension Investors, Ltd. - II
                         (A Florida Limited Partnership)

                         Statements of Partners' Capital
                    For the three months ended March 31, 2001
                                   (Unaudited)


                                     Limited          General
                                    Partners          Partners          Total
                                    ---------         --------        ---------

Balance at December 31, 2000      $ 1,605,837           (7,532)       1,598,305

Limited partner distributions         (61,290)            --            (61,290)

Net loss                              (29,682)            (297)         (29,979)
                                  -----------      -----------      -----------

Balance at March 31, 2001         $ 1,514,865           (7,829)       1,507,036
                                  ===========      ===========      ===========


           See accompanying notes to unaudited financial statements.

                       I.R.E. Pension Investors, Ltd. - II
                         (A Florida Limited Partnership)

                            Statements of Cash Flows
               For the three months ended March 31, 2000 and 2001
                                   (Unaudited)


                                                          2000           2001
                                                          ----           ----

Operating Activities:
    Net loss                                           $ (29,960)       (29,979)
    Adjustments to reconcile net loss
      to net cash provided by
      operating activities:
        Depreciation                                      80,958         80,958
        Non-cash portion of rental income                 (8,459)        (8,459)
    Changes in operating assets and liabilities:
        Increase in accounts payable
           other liabilities and due to affiliates           112          5,004
        Increase in other assets                         (16,586)          --
                                                       ---------      ---------
Net cash provided by operating
    activities                                            26,065         47,524
                                                       ---------      ---------

Financing Activities:
    Limited partner distributions                        (61,290)       (61,290)
                                                       ---------      ---------
Net cash used by financing activities                    (61,290)       (61,290)
                                                       ---------      ---------

Decrease in cash and cash equivalents                    (35,225)       (13,766)

Cash and cash equivalents at
    beginning of period                                  484,362        405,252
                                                       ---------      ---------

Cash and cash equivalents
    at end of period                                   $ 449,137        391,486
                                                       =========      =========


           See accompanying notes to unaudited financial statements.

                       I.R.E. Pension Investors, Ltd. - II
                         (A Florida Limited Partnership)

                     Notes to Unaudited Financial Statements
                                 March 31, 2001

Note 1 - General

The accompanying financial statements have been prepared by the Partnership in accordance with the accounting policies described in its 2000 Annual Report and should be read in conjunction with the notes to financial statements which appear in that report.

Note 2 - Real Estate

On December 31, 1986, the Partnership purchased the Galleria Professional Building, a six story office building containing 60,965 square feet of net leaseable area in Fort Lauderdale, Florida.

Following is summarized financial information with respect to operations at the Galleria Professional Building:

                                                Three Months Ended
                                                     March 31,
                                                ------------------
                                               2000            2001
                                               ----            ----
          Rental income                      $254,020         282,286
          Other income                          3,577           1,478
                                             --------        --------
                                              257,597         283,764
                                             --------        --------

          Property operating expenses         164,708         183,710
          Ground rent                           9,342           9,342
                                             --------        --------
                                              174,050         193,052
                                             --------        --------

          Operating income                   $ 83,547          90,712
                                             ========        ========


Note 3 - Other Liabilities

Other liabilities at December 31, 2000 and March 31, 2001 consisted primarily of unearned rental income, which arises from leases with non-level payments being recognized ratably over the term of the lease.

Note 4 - Compensation or Reimbursements to General Partners and Affiliates

During the three months ended March 31, 2000 and 2001, compensation to general partners and affiliates was as follows:

                                                   Three Months Ended
                                                       March 31,
                                                   ------------------
                                                  2000          2001
                                                  ----          ----
          Reimbursement for administrative
            and accounting services               $8,358         9,083
          Property management fees (a)               627           627
                                                  ------        ------
          Total                                    8,985         9,710
                                                  ======        ======

(a) Property management fees are computed as 1% of rental income.

Note  5 - Management Representation

In the opinion of management, the accompanying financial statements contain such adjustments as are necessary to present fairly the Partnership's unaudited balance sheets at December 31, 2000 and March 31, 2001, the unaudited statements of operations for the three months ended March 31, 2000 and 2001, the unaudited statements of partners' capital for the three months ended March 31, 2001 and the unaudited statements of cash flows for the three months ended March 31, 2000 and 2001. Such adjustments consisted only of normal recurring items. The unaudited financial statements and related notes are presented as permitted by Form 10-Q and should be read in conjunction with the notes to financial statements appearing in the Partnership's Annual Report on Form 10K for the year ended December 31, 2000.

                       I.R.E. Pension Investors, Ltd. - II
                         (A Florida Limited Partnership)

          Management's Discussion and Analysis of Results of Operations
                             and Financial Position
                                 March 31, 2001

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

The Partnership's investment property during 2000 and 2001 is the Galleria Professional Building - A 61,000 square foot office building located in Fort Lauderdale, Florida.

The Galleria Professional Building is net leased to a tenant pursuant to a lease that expires in 2016.

Other property operations cost and expenses decreased approximately $1,500 for the three months ended March 31, 2001 as compared to the comparable period in 2000 due to a decrease in the insurance premium which was amortized over the quarters. The 2001 insurance premium of approximately $600 was paid in 2000.

At March 31, 2001, the Partnership had approximately $391,000 of cash and cash equivalents. Since the fourth quarter of 1990, the Partnership has annually been paying distributions of $5.00 per $1,000 of original capital ($1.25 quarterly).

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

                           Part II - Other Information
                                 March 31, 2001

Item 1 through 5

Not applicable.

Item 6 - Reports on Form 8-K

          No report on Form 8-K was filed during the quarter ended March 31, 2001.



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



                                   I.R.E. PENSION INVESTORS, LTD. - II
                                   Registrant
                              By:  I.R.E. Pension Advisors II, Corp.
                                   Managing General Partner of Registrant



Date:  May 11, 2001           By:    /s/ Alan B. Levan
                                   ---------------------------
                                   Alan B. Levan, President



Date:  May 11, 2001           By:    /s/ Glen R. Gilbert
                                   ---------------------------
                                   Glen R. Gilbert, Executive Vice President
                                   and Chief Financial Officer