Form 10-Q
period 2001-06-30
IRE PENSION INVESTORS LTD-II
filed 2001-08-14
CIK 775440

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

           For the Quarter Ended                       Commission File Number
               June 30, 2001                                  0-14188
               -------------                                  -------


                      I.R.E. PENSION INVESTORS, LTD. - II
                 (Exact Name of Registrant as Specified in its
                      Certificate of Limited Partnership)


                  Florida                              59-2582239
                  -------                              ----------
          (State of Organization)        (I.R.S. Employer Identification Number)

         1750 E. Sunrise Boulevard
         Fort Lauderdale, Florida                              33304
         ------------------------                              -----
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



PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements:

               Balance Sheets as of December 31, 2000 and June 30, 2001 - Unaudited

               Statements of Operations for the six and three month periods ended June 30, 2000 and 2001 - Unaudited

               Statements of Partners' Capital for the six months ended June 30, 2001 - Unaudited

               Statements of Cash Flows for the six months ended June 30, 2000 and 2001 - Unaudited

               Notes to Unaudited Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K

SIGNATURES

                       I.R.E. Pension Investors, Ltd. - II
                         (A Florida Limited Partnership)

                                 Balance Sheets
                       December 31, 2000 and June 30, 2001
                                   (Unaudited)


                                     Assets


                                                          2000           2001
                                                          ----           ----
Cash and cash equivalents                            $   405,252        364,919

Investments in real estate:
    Office building                                    5,782,761      5,782,761
    Less accumulated depreciation                     (4,525,759)    (4,687,675)
                                                     -----------    -----------
                                                       1,257,002      1,095,086

Other assets, net                                            100            100
                                                     -----------    -----------

                                                     $ 1,662,354      1,460,105
                                                     ===========    ===========


                       Liabilities and Partners' Capital


Accounts payable                                     $    25,546         28,065
Other liabilities                                         33,791         16,875
Due to affiliates                                          4,712          4,020
                                                     -----------    -----------
         Total liabilities                                64,049         48,960

Partners' capital:
      49,041 limited partnership units issued
      and outstanding                                  1,598,305      1,411,145
                                                     -----------    -----------

                                                     $ 1,662,354      1,460,105
                                                     ===========    ===========


            See accompanying notes to unaudited financial statements.

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

                            Statements of Operations
        For the six and three month periods ended June 30, 2000 and 2001
                                   (Unaudited)


                                        Six Months Ended     Three Months Ended
                                            June 30,              June 30,
                                        ----------------     ------------------
                                         2000       2001      2000       2001
                                         ----       ----      ----       ----
Revenues:
     Rental income                    $ 125,416    125,416    62,707     62,707
     Interest income                     11,642      7,865     6,101      3,244
     Other income                            --        300        --        300
                                      ---------   --------   -------   --------
Total revenues                          137,058    133,581    68,808     66,251
                                      ---------   --------   -------   --------

Costs and expenses:
     Depreciation                       161,916    161,916    80,958     80,958
     Property operations:
       Property management fees to
        affiliate                         1,254      1,254       627        627
       Other                              2,993         --     1,496         --
     General and administrative:
       To affiliates                     15,983     17,855     7,625      8,772
       Other                             12,716     17,134     5,946     10,493
                                      ---------   --------   -------   --------
         Total costs and expenses       194,862    198,159    96,652    100,850
                                      ---------   --------   -------   --------

Net loss                              $ (57,804)   (64,578)  (27,844)   (34,599)
                                      =========   ========   =======   ========

Net loss per weighted
     average limited partnership
     unit outstanding                 $   (1.17)     (1.30)     (.56)      (.70)
                                      =========   ========   =======   ========


            See accompanying notes to unaudited financial statements.

                       I.R.E. Pension Investors, Ltd. - II
                         (A Florida Limited Partnership)

                         Statements of Partners' Capital
                     For the six months ended June 30, 2001
                                   (Unaudited)


                                          Limited      General
                                          Partners     Partners         Total
                                          ---------    --------       ---------
Balance at December 31, 2000            $ 1,605,837      (7,532)      1,598,305

Limited partner distributions              (122,582)         --        (122,582)

Net loss                                    (63,932)       (646)        (64,578)
                                        -----------      ------      ----------

Balance at June 30, 2001                $ 1,419,323      (8,178)      1,411,145
                                        ===========      ======      ==========


            See accompanying notes to unaudited financial statements.

                       I.R.E. Pension Investors, Ltd. - II
                         (A Florida Limited Partnership)

                            Statements of Cash Flows
                 For the six months ended June 30, 2000 and 2001
                                   (Unaudited)


                                                            2000         2001
                                                            ----         ----
Operating Activities:
    Net loss                                             $ (57,804)     (64,578)
    Adjustments to reconcile net loss
      to net cash provided by
      operating activities:
        Depreciation                                       161,916      161,916
        Non-cash portion of rental income                  (16,914)     (16,916)
    Changes in operating assets and liabilities:
        (Decrease) increase in accounts payable
           other liabilities and due to affiliates          (6,589)       1,827
        Decrease in other assets                             2,993           --
                                                         ---------     --------
Net cash provided by operating activities                   83,602       82,249
                                                         ---------     --------

Financing Activities:
    Limited partner distributions                         (122,581)    (122,582)
                                                         ---------     --------
Net cash used by financing activities                     (122,581)    (122,582)
                                                         ---------     --------

Decrease in cash and cash equivalents                      (38,979)     (40,333)

Cash and cash equivalents at
    beginning of period                                    484,362      405,252
                                                         ---------     --------

Cash and cash equivalents
    at end of period                                     $ 445,383      364,919
                                                         =========     ========


            See accompanying notes to unaudited financial statements.

                       I.R.E. Pension Investors, Ltd. - II
                         (A Florida Limited Partnership)

                     Notes to Unaudited Financial Statements
                                  June 30, 2001

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

Following is summarized financial information with respect to operations at the Galleria Professional Building:

                              Six Months Ended          Three Months Ended
                                  June 30,                   June 30,
                              ----------------          ------------------
                              2000         2001         2000         2001
                              ----         ----         ----         ----
     Rental income          $495,731      554,576      241,711      272,290
     Other income              5,984        3,174        2,407        1,696
                            --------     --------     --------     --------
                             501,715      557,750      244,118      273,986
                            --------     --------     --------     --------

     Property operating
      expenses               332,172      363,532      167,464      179,822
     Ground rent              18,684       18,684        9,342        9,342
                            --------     --------     --------     --------
                             350,856      382,216      176,806      189,164
                            --------     --------     --------     --------

     Operating income       $150,859      175,534       67,312       84,822
                            ========     ========     ========     ========

Note 3 - Other Liabilities

Other liabilities at December 31, 2000 and June 30, 2001 consisted primarily of unearned rental income, which arises from leases with non-level payments being recognized ratably over the term of the lease.

Note 4 - Compensation or Reimbursements to General Partners and Affiliates

During the six and three month periods ended June 30, 2000 and 2001, compensation to general partners and affiliates was as follows:

                                      Six Months Ended      Three Months Ended
                                           June 30,              June 30,
                                      ----------------      ------------------
                                       2000       2001       2000       2001
                                       ----       ----       ----       ----
  Reimbursement for administrative
    and accounting services           $15,983     17,855      7,625      8,772
  Property management fees (a)          1,254      1,254        627        627
                                      -------    -------    -------    -------
  Total                               $17,237     19,109      8,252      9,399
                                      =======    =======    =======    =======

(a) Property management fees are computed as 1% of rental income.

Note  5 - Management Representation

In the opinion of management, the accompanying financial statements contain such adjustments as are necessary to present fairly the Partnership's unaudited balance sheets at December 31, 2000 and June 30, 2001, the unaudited statements of operations for the six and three month periods ended June 30, 2000 and 2001, the unaudited statements of partners' capital for the six months ended June 30, 2001 and the unaudited statements of cash flows for the six months ended June 30, 2000 and 2001. Such adjustments consisted only of normal recurring items. The unaudited financial statements and related notes are presented as permitted by Form 10-Q and should be read in conjunction with the notes to financial statements appearing in the Partnership's Annual Report on Form 10K for the year ended December 31, 2000.

                       I.R.E. Pension Investors, Ltd. - II
                         (A Florida Limited Partnership)

         Management's Discussion and Analysis of Financial Condition and
                              Results of Operations
                                  June 30, 2001

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

Interest income decreased approximately $4,000 and $3,000 for the six and three month periods ended June 30, 2001 as compared to the comparable periods in 2000 primarily due to a decrease in average yields and less investable funds.

Other property operations cost and expenses decreased approximately $3,000 and $1,000 for the six and three month periods ended June 30, 2001 as compared to the comparable period in 2000 due to a decrease in insurance premiums.

Other general and administrative expenses increased approximately $4,000 and $5,000 for the six and three month periods ended June 30, 2001 as compared to the same period in 2000 primarily due to an increase in legal fees and audit fees accrual.

At June 30, 2001, the Partnership had approximately $365,000 of cash and cash equivalents. Since the fourth quarter of 1990, the Partnership has annually been paying distributions of $5.00 per $1,000 of original capital ($1.25 quarterly).

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

                           Part II - Other Information
                                  June 30, 2001


Item 1 through 5

Not applicable.

Item 6 - Reports on Form 8-K

         No report on Form 8-K was filed during the quarter ended June 30, 2001.




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



                                      I.R.E. PENSION INVESTORS, LTD. - II
                                      Registrant
                             By:      I.R.E. Pension Advisors II, Corp.
                                      Managing General Partner of Registrant



Date:  August 6, 2001        By:        /s/ Alan B. Levan
                                        ---------------------------
                                        Alan B. Levan, President



Date:  August 6, 2001        By:        /s/ Glen R. Gilbert
                                        ---------------------------
                                        Glen R. Gilbert, Executive Vice
                                         President and Chief Financial Officer