Form 10-Q
period 2001-09-30
IRE PENSION INVESTORS LTD-II
filed 2001-11-14
CIK 775440

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q
                                ---------------

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                    For the Quarter Ended September 30, 2001

                                ---------------

                         Commission File Number 0-14188

                       I.R.E. PENSION INVESTORS, LTD. - II
                          State of Organization - Florida

                                ---------------

               I.R.S. Employer Identification Number - 59-2582239

            1750 E. Sunrise Boulevard, Fort Lauderdale, Florida 33304
                                 (954) 760-5200

                                ---------------

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



PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements:

               Balance Sheets as of December 31, 2000 and September 30, 2001 - Unaudited

               Statements of Operations for the nine and three month periods ended September 30, 2000 and 2001 - Unaudited

               Statements of Partners' Capital for the nine months ended September 30, 2001 - Unaudited

               Statements of Cash Flows for the nine months ended September 30, 2000 and 2001 - Unaudited

               Notes to Unaudited Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K

SIGNATURES

                       I.R.E. Pension Investors, Ltd. - II
                         (A Florida Limited Partnership)

                                 Balance Sheets
                    December 31, 2000 and September 30, 2001
                                   (Unaudited)


                                     Assets


                                                          2000           2001
                                                          ----           ----
Cash and cash equivalents                            $   405,252        327,394

Investments in real estate:
    Office building                                    5,782,761      5,782,761
    Less accumulated depreciation                     (4,525,759)    (4,768,633)
                                                     -----------    -----------
                                                       1,257,002      1,014,128

Other assets, net                                            100         18,183
                                                     -----------    -----------

                                                     $ 1,662,354      1,359,705
                                                     ===========    ===========


                       Liabilities and Partners' Capital


Accounts payable                                     $    25,546         30,295
Other liabilities                                         33,791          8,418
Due to affiliates                                          4,712          3,722
                                                     -----------    -----------
         Total liabilities                                64,049         42,435

Partners' capital:
      49,041 limited partnership units issued
      and outstanding                                  1,598,305      1,317,270
                                                     -----------    -----------

                                                     $ 1,662,354      1,359,705
                                                     ===========    ===========


            See accompanying notes to unaudited financial statements.

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

                            Statements of Operations
     For the nine and three month periods ended September 30, 2000 and 2001
                                   (Unaudited)


                                      Nine Months Ended       Three Months Ended
                                        September 30,           September 30,
                                        -------------           -------------
                                     2000        2001        2000        2001
                                     ----        ----        ----        ----
Revenues:
  Rental income                   $ 188,123     188,123      62,707      62,707
  Interest income                    17,690      10,289       6,048       2,424
  Other income                         --           300        --          --
                                  ---------   ---------   ---------   ---------
Total revenues                      205,813     198,712      68,755      65,131
                                  ---------   ---------   ---------   ---------

Costs and expenses:
  Depreciation                      242,874     242,874      80,958      80,958
  Property operations:
    Property management fees
     to affiliate                     1,881       1,881         627         627
    Other                             3,606         579         613         579
  General and administrative:
    To affiliates                    23,804      25,278       7,821       7,423
    Other                            19,620      25,262       6,904       8,128
                                  ---------   ---------   ---------   ---------
      Total costs and expenses      291,785     295,874      96,923      97,715
                                  ---------   ---------   ---------   ---------

Net loss                          $ (85,972)    (97,162)    (28,168)    (32,584)
                                  =========   =========   =========   =========

Net loss per weighted
  average limited partnership
     unit outstanding             $   (1.74)      (1.96)       (.57)       (.66)
                                  =========   =========   =========   =========


            See accompanying notes to unaudited financial statements.

                       I.R.E. Pension Investors, Ltd. - II
                         (A Florida Limited Partnership)

                         Statements of Partners' Capital
                  For the nine months ended September 30, 2001
                                   (Unaudited)


                                        Limited          General
                                        Partners         Partners       Total
                                        --------         --------       -----
Balance at December 31, 2000          $ 1,605,837         (7,532)     1,598,305

Limited partner distributions            (183,873)          --         (183,873)

Net loss                                  (96,190)          (972)       (97,162)
                                      -----------    -----------    -----------

Balance at September 30, 2001         $ 1,325,774         (8,504)     1,317,270
                                      ===========    ===========    ===========


            See accompanying notes to unaudited financial statements.

                       I.R.E. Pension Investors, Ltd. - II
                         (A Florida Limited Partnership)

                            Statements of Cash Flows
              For the nine months ended September 30, 2000 and 2001
                                   (Unaudited)


                                                            2000         2001
                                                            ----         ----
Operating Activities:
    Net loss                                             $ (85,972)     (97,162)
    Adjustments to reconcile net loss
      to net cash provided by
      operating activities:
        Depreciation                                       242,874      242,874
        Non-cash portion of rental income                  (25,374)     (25,373)
    Changes in operating assets and liabilities:
        (Decrease) increase in accounts payable
           other liabilities and due to affiliates          (9,871)       3,759
        Increase in other assets                           (17,090)     (18,083)
                                                         ---------    ---------
Net cash provided by operating activities                  104,567      106,015
                                                         ---------    ---------

Financing Activities:
    Limited partner distributions                         (183,872)    (183,873)
                                                         ---------    ---------
Net cash used by financing activities                     (183,872)    (183,873)
                                                         ---------    ---------

Decrease in cash and cash equivalents                      (79,305)     (77,858)

Cash and cash equivalents at
    beginning of period                                    484,362      405,252
                                                         ---------    ---------

Cash and cash equivalents
    at end of period                                     $ 405,057      327,394
                                                         =========    =========


            See accompanying notes to unaudited financial statements.

                       I.R.E. Pension Investors, Ltd. - II
                         (A Florida Limited Partnership)

                     Notes to Unaudited Financial Statements
                               September 30, 2001

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

Following is summarized financial information with respect to operations at the Galleria Professional Building:

                                   Nine Months Ended     Three Months Ended
                                     September 30,         September 30,
                                     -------------         -------------
                                    2000       2001       2000       2001
                                    ----       ----       ----       ----
    Rental income                 $743,366    815,165    247,635    260,589
    Other income                    10,050      4,806      4,066      1,632
                                  --------   --------   --------   --------
                                   753,416    819,971    251,701    262,221
                                  --------   --------   --------   --------

    Property operating expenses    506,867    542,815    174,695    179,283
    Ground rent                     28,026     28,026      9,342      9,342
                                  --------   --------   --------   --------
                                   534,893    570,841    184,037    188,625
                                  --------   --------   --------   --------

    Operating income              $218,523    249,130     67,664     73,596
                                  ========   ========   ========   ========

When the Partnership acquired the property, they executed a net lease leasing the Property on a totally net basis. The lessee has exercised an option that has extended the expiration date from 2016 until 2046. With the exercise of the option, the buy/sell option for this property will not occur until 2032.

Note 3 - Other Liabilities

Other liabilities at December 31, 2000 and September 30, 2001 consisted primarily of unearned rental income, which arises from leases with non-level payments being recognized ratably over the term of the lease.

Note 4 - Compensation or Reimbursements to General Partners and Affiliates

During the nine and three month periods ended September 30, 2000 and 2001, compensation to general partners and affiliates was as follows:

                                      Nine Months Ended   Three Months Ended
                                        September 30,       September 30,
                                        -------------       -------------
                                        2000      2001      2000      2001
                                        ----      ----      ----      ----
    Reimbursement for administrative
      and accounting services          $23,804    25,278     7,821     7,423
    Property management fees (a)         1,881     1,881       627       627
                                       -------   -------   -------   -------
    Total                              $25,685    27,159     8,448     8,050
                                       =======   =======   =======   =======

(a) Property management fees are computed as 1% of rental income.

Note  5 - Management Representation

In the opinion of management, the accompanying financial statements contain such adjustments as are necessary to present fairly the Partnership's unaudited balance sheets at December 31, 2000 and September 30, 2001, the unaudited statements of operations for the nine and three month periods ended September 30, 2000 and 2001, the unaudited statements of partners' capital for the nine months ended September 30, 2001 and the unaudited statements of cash flows for the nine months ended September 30, 2000 and 2001. Such adjustments consisted only of normal recurring items. The unaudited financial statements and related notes are presented as permitted by Form 10-Q and should be read in conjunction with the notes to financial statements appearing in the Partnership's Annual Report on Form 10K for the year ended December 31, 2000.

                       I.R.E. Pension Investors, Ltd. - II
                         (A Florida Limited Partnership)

         Management's Discussion and Analysis of Financial Condition and
                              Results of Operations
                               September 30, 2001

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

The Partnership's investment property during 2000 and 2001 is the Galleria Professional Building - A 61,000 square foot office building located in Fort Lauderdale, Florida. When the Partnership acquired the Galleria Professional Building, they executed a net lease leasing the Property on a totally net basis. The lessee has exercised an option that has extended the expiration date from 2016 until 2046. With the exercise of the option, the buy/sell option for this property will not occur until 2032.

Interest income decreased approximately $7,000 and $4,000 for the nine and three-month periods ended September 30, 2001 as compared to the comparable periods in 2000 primarily due to a decrease in average yields and less investable funds.

Other property operations cost and expenses decreased approximately $3,000 for the nine months ended September 30, 2001 as compared to the comparable period in 2000 due to a decrease in insurance premiums.

Other general and administrative expenses increased approximately $6,000 and $1,000 for the nine and three month periods ended September 30, 2001 as compared to the same periods in 2000 primarily due to an increase in legal fees and audit fees accrual.

At September 30, 2001, the Partnership had approximately $327,000 of cash and cash equivalents. Since the fourth quarter of 1990, the Partnership has annually been paying distributions of $5.00 per $1,000 of original capital ($1.25 quarterly).

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

                           Part II - Other Information
                               September 30, 2001


Item 1 through 5

          Not applicable.

Item 6 -  Reports on Form 8-K

          No report on Form 8-K was filed during the quarter ended September 30, 2001.



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



                                      I.R.E. PENSION INVESTORS, LTD. - II
                                      Registrant
                             By:      I.R.E. Pension Advisors II, Corp.
                                      Managing General Partner of Registrant



Date:  November 6, 2001      By:      /s/ Alan B. Levan
                                      ---------------------------
                                      Alan B. Levan, President



Date:  November 6, 2001      By:      /s/ Glen R. Gilbert
                                      ---------------------------
                                      Glen R. Gilbert, Executive Vice President
                                      and Chief Financial Officer