Form 10-K
period 2001-12-31
IRE PENSION INVESTORS LTD-II
filed 2002-03-27
CIK 775440

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the Fiscal Year Ended                                 Commission File Number
    December 31, 2001                                            0-14188
    -----------------                                            -------


                       I.R.E. PENSION INVESTORS, LTD. - II
                  (Exact Name of Registrant as Specified in its
                       Certificate of Limited Partnership)


                Florida                                59-2582239
        (State of Organization)          (I.R.S. Employer Identification Number)

       1750 E. Sunrise Boulevard
       Fort Lauderdale, Florida                           33304
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

On December 31, 2001, the Partnership had no employees. The balance of information required in Item 1 is either inapplicable or not material to an understanding of the Partnership's business.

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

b) There are approximately 1,600 holders of units of limited partnership interest as of March 15, 2002.

c)   See  Item  6.  -Selected   Financial   Data  regarding  the   Partnership's
     distributions, incorporated herein by reference as if set forth herein.

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)


ITEM 6. SELECTED FINANCIAL DATA

For the five years ended December 31, 2001.

                                 1997               1998            1999              2000            2001
                             -----------        -----------      -----------      -----------      ----------
Revenues                     $   611,804            476,576        1,236,389          274,232         262,638
                             ===========        ===========      ===========      ===========      ==========
Net income (loss)            $   123,200            (73,884)        (408,444)        (124,017)       (134,214)
                             ===========        ===========      ===========      ===========      ==========
Net income (loss) per
 weighted average
 limited partnership
 unit outstanding            $      2.49              (1.49)           (8.25)           (2.50)          (2.71)
                             ===========        ===========      ===========      ===========      ==========

Total assets                 $ 5,676,601          5,295,139        2,068,289        1,662,354       1,260,403
                             ===========        ===========      ===========      ===========      ==========
Partners' capital            $ 5,490,357          5,171,268        1,967,487        1,598,305       1,218,926
                             ===========        ===========      ===========      ===========      ==========
Distributions per
 weighted average
 limited partnership
 unit outstanding            $      5.00               5.00            57.00             5.00            5.00
                             ===========        ===========      ===========      ===========      ==========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF I.R.E. PENSION INVESTORS, LTD. - II

A description of the Partnership's investment properties during 1999, 2000 and 2001 follows:

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

The decrease in interest income for the year ended December 31, 2001 as compared to the 2000 and 1999 periods is due to decreases in average yields and investable funds.

Depreciation expense decreased approximately $42,000 for the year ended December 31, 2000 as compared to the same period in 1999 due to the sale of Federal Express in June 1999.

In 1999, the carrying value of Federal Express was reduced by approximately $280,000 based upon the anticipated contract to sell the property. In June 1999, the property was sold to an unaffiliated third party for approximately $918,500 and a net gain on the sale of real estate of approximately $8,000 was recognized in 1999.

Other property operations decreased for the year ended December 31, 2001 as compared to the same period in 2000 due to a decrease in insurance expense. Other property operations decreased for the year ended December 31, 2000 as compared to the same period in 1999 primarily due to decreases in insurance, property taxes and maintenance as a result of the sale of Federal Express in June 1999.

When the Partnership acquired the Galleria Professional Building in 1986, it executed a net lease with the seller, leasing the property back to the seller on a totally net basis. The lessee has exercised an option that has extended the expiration date from 2016 until 2046. The exercise of this option effectively reduces the current value of the Galleria Professional Building to the Partnership because it extends by thirty years the date on which the Partnership can sell the property free of the lease. A December 2001 appraisal indicated a market value of $2.5 million for the Galleria Professional Building. An impairment loss adjustment was not necessary because the current net book value of the Galleria Professional Building is less that the current value calculated after the exercise of the option. The Partnership and the tenant have a buy/sell option for this property, which may be exercised by either the Partnership or the tenant commencing in 2032. Pursuant to this option, the Partnership can offer to sell the property after 2032 to the tenant for $6,000,000 plus the excess between approximately $100,000 per month and actual rent paid during the lease term (less certain defined offsets). If the Partnership makes such an offer and if the tenant fails to purchase the property at such price, the lease would be terminated. The lease currently requires a minimum annual rental of $217,000 per annum plus 10% of the property income, as defined, between $217,000 and $467,000 and 50% of the property income in excess of $467,000. Based on operations of the property reflected in information provided by the tenant, no percentage rent was paid in 2001.

At December 31, 2001, the Galleria Professional Building was 100% occupied, with an average lease rate of approximately $17.37 per square foot. As indicated above, the lessee is responsible for any and all costs associated with the property. Galleria Professional Building is located in Fort Lauderdale Florida on the Middle River Waterway. There are several mid-rise office buildings in the area. Galleria Mall, a large regional shopping center, is located east of this property. Based upon an appraisal, rental rates of the mid-rise office buildings in close proximity to the Galleria Professional Building were similar to those being charged by the Galleria Professional Building. Based upon an appraisal performed in November 2001, the ERISA value of the Partnership is $55.00 per unit. Management evaluates the Galleria Professional Building annually for impairment by obtaining appraisals.

At December 31, 2001, the Partnership had approximately $327,000 of cash and cash equivalents. The Partnership has annually been paying distributions of $5.00 per limited partnership unit ($1.25 quarterly) since the fourth quarter of 1990. In addition, during 1999, the Partnership also paid a special distribution of $52.00 per limited partnership unit. Based upon current cash in the Partnership and anticipated rental proceeds from the net lease on the Partnership's property, the Partnership anticipates continuing distributions at the current level for at least the next year.

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

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)


ITEM 8. INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report

Financial Statements:

     Balance Sheets - December 31, 2000 and 2001

     Statements of Operations - For each of the Years in the Three Year Period ended December 31, 2001

     Statements of Partners' Capital - For each of the Years in the Three Year Period ended December 31, 2001

     Statements of Cash Flows - For each of the Years in the Three Year Period ended December 31, 2001

     Notes to Financial Statements


ITEM 14. FINANCIAL STATEMENT SCHEDULES

     III. Properties and Accumulated Depreciation - December 31, 2001.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of I.R.E. Pension Investors, Ltd.
- II, at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                    KPMG LLP


Fort Lauderdale, Florida
March 12, 2002

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

                                 Balance Sheets
                           December 31, 2000 and 2001

                                     Assets

                                                         2000          2001
                                                      -----------    ----------

Cash and cash equivalents                             $   405,252       327,133

Investments in real estate:
    Office building                                     5,782,761     5,782,761
    Less accumulated depreciation                      (4,525,759)   (4,849,591)
                                                      -----------    ----------
                                                        1,257,002       933,170

Other assets, net                                             100           100
                                                      -----------    ----------

                                                      $ 1,662,354     1,260,403
                                                      ===========    ==========


                       Liabilities and Partners' Capital

Accounts payable                                      $    25,546        36,296
Other liabilities                                          33,791            --
Due to affiliates                                           4,712         5,181
                                                      -----------    ----------
         Total liabilities                                 64,049        41,477

Partners' capital:
       49,041 limited partnership units issued
      and outstanding                                   1,598,305     1,218,926
                                                      -----------    ----------

                                                      $ 1,662,354     1,260,403
                                                      ===========    ==========


                 See accompanying notes to financial statements.

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

                            Statements of Operations
     For each of the Years in the Three Year Period ended December 31, 2001

                                                         1999                 2000                 2001
                                                      -----------             --------             --------
Revenues:
   Rental income                                      $   250,830              250,830              250,791
   Interest income                                         67,059               23,402               11,547
   Sale of real estate                                    918,500                   --                   --
   Other income                                                --                   --                  300
                                                      -----------             --------             --------
     Total revenues                                     1,236,389              274,232              262,638
                                                      -----------             --------             --------

Costs and expenses:
   Cost of sale                                           910,669                   --                   --
   Depreciation                                           366,243              323,832              323,832
   Impairment loss on real estate                         280,000                   --                   --
   Property operations:
     Property management fees to affiliate                  2,509                2,509                2,508
     Other                                                 16,885                3,606                  579
   General and administrative:
     To affiliates                                         34,649               33,025               34,681
     Other                                                 33,878               35,277               35,252
                                                      -----------             --------             --------

       Total costs and expenses                         1,644,833              398,249              396,852
                                                      -----------             --------             --------

Net loss                                              $  (408,444)            (124,017)            (134,214)
                                                      ===========             ========             ========

Net loss per weighted average
   limited partnership unit outstanding               $     (8.25)               (2.50)               (2.71)
                                                      ===========             ========             ========


                 See accompanying notes to financial statements.

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

                         Statements of Partners' Capital
     For each of the Years in the Three Year Period ended December 31, 2001


                                        Limited        General
                                        Partners       Partners        Total
                                        --------       --------      ---------

Balance at December 31, 1998          $ 5,173,476       (2,208)       5,171,268

Limited partner distributions          (2,795,337)          --       (2,795,337)

Net loss                                 (404,360)      (4,084)        (408,444)
                                      -----------       ------       ----------

Balance at December 31, 1999            1,973,779       (6,292)       1,967,487

Limited partner distributions            (245,165)          --         (245,165)

Net loss                                 (122,777)      (1,240)        (124,017)
                                      -----------       ------       ----------

Balance at December 31, 2000            1,605,837       (7,532)       1,598,305

Limited partner distributions            (245,165)          --         (245,165)

Net loss                                 (132,872)      (1,342)        (134,214)
                                      -----------       ------       ----------

Balance at December 31, 2001          $ 1,227,800       (8,874)       1,218,926
                                      ===========       ======       ==========


                 See accompanying notes to financial statements.

                        I.R.E. Pension Investors, Ltd.-II
                         (A Florida Limited Partnership)

                            Statements of Cash Flows
     For each of the Years in the Three Year Period Ended December 31, 2001

                                                              1999                  2000                2001
                                                           -----------            --------            --------
Operating Activities:
    Net loss                                               $  (408,444)           (124,017)           (134,214)
    Adjustments to reconcile net loss
      to net cash provided by
      operating activities:
        Depreciation                                           366,243             323,832             323,832
        Impairment loss on real estate                         280,000                  --                  --
        Non-cash portion of rental income                      (33,828)            (33,828)            (33,791)
        Gain on sale of real estate, net                        (7,831)                 --                  --
    Changes in operating assets and liabilities:
        Increase (decrease) in accrued
          expenses, accounts payable, other
          liabilities and due to affiliates                     10,759              (2,925)             11,219
        Decrease in other assets, net                           26,670               2,993                  --
                                                           -----------            --------            --------
Net cash provided by operating activities                      233,569             166,055             167,046
                                                           -----------            --------            --------

Investing Activity:
    Proceeds on sale of real estate, net                       810,862                  --                  --
                                                           -----------            --------            --------
Net cash provided by investing activity                        810,862                  --                  --
                                                           -----------            --------            --------

Financing Activity:
    Limited partner distributions                           (2,795,337)           (245,165)           (245,165)
                                                           -----------            --------            --------
Net cash used by financing activity                         (2,795,337)           (245,165)           (245,165)
                                                           -----------            --------            --------

Decrease in cash and cash equivalents                       (1,750,906)            (79,110)            (78,119)

Cash and cash equivalents at beginning of year               2,235,268             484,362             405,252
                                                           -----------            --------            --------

Cash and cash equivalents at end of year                   $   484,362             405,252             327,133
                                                           ===========            ========            ========


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

Property

The property is an asset to be held and used and is stated at cost in the accompanying balance sheets. The office building is depreciated using the straight-line method over an estimated useful life of 20 years.

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

Simultaneous with the acquisition of the property, the Partnership executed a net lease with the seller, leasing the Property back to the Seller on a totally net basis. The lessee has exercised an option that has extended the expiration date of the lease from 2016 until 2046. The exercise of this option effectively reduces the current value of the Galleria Professional Building to the Partnership because it extends by thirty years the date on which the Partnership can sell the property free of the lease. The Partnership and the tenant have a buy/sell option for this property, which may be exercised by either the Partnership or the tenant commencing in 2032. Pursuant to this option, the Partnership can offer to sell the property to the tenant for $6,000,000 plus the excess between approximately $100,000 per month and actual rent paid during the lease term (less certain defined offsets). If the Partnership makes such an offer and if the tenant fails to purchase the property at such price, the lease would be terminated. The terms of the lease currently require a minimum annual rental of $217,000 per annum plus 10% of the property income, as defined, between $217,000 and $467,000 and 50% of the property income in excess of $467,000. In accordance with accounting principles generally accepted in the United States of America, the rental income was recognized ratably through 2001 (the date of the buy/sell option not considering the option to extend the lease). The ratable minimum rent after the modification of the lease in September 1990 was $250,830 per year and such amount was recognized annually for financial statement purposes. The seller, as lessee, is responsible for any and all costs associated with the property, including but not limited to operating expenses, insurance, taxes, the ground lease and parking agreement payments.

Following is summarized financial information with respect to operations at the Galleria office building. The following information is unaudited because the Partnership has no contractual right to require the lessee of the property to provide audited information.

                                                 Years ended December 31,
                                        ----------------------------------------
                                           1999           2000           2001
                                        ----------     ----------     ----------
                                                       (Unaudited)
     Rental income (a)                  $1,048,292      1,028,876      1,110,814
     Other income                            7,543         11,580          6,814
                                        ----------     ----------     ----------
                                         1,055,835      1,040,456      1,117,628
                                        ----------     ----------     ----------

     Property operating expenses           700,068        715,880        725,929
     Ground rent                            37,368         37,367         37,368
                                        ----------     ----------     ----------
                                           737,436        753,247        763,297
                                        ----------     ----------     ----------

     Operating income                   $  318,399        287,209        354,331
                                        ==========     ==========     ==========

(a) At December 31, 2001, the Galleria Professional Building was 100% occupied, with an average lease rate of approximately $17.37 per square foot. As indicated above, the lessee is responsible for any and all costs associated with the property. Galleria Professional Building is located in Fort Lauderdale Florida on the Middle River Waterway. There are several mid-rise office buildings in the area. Galleria Mall, a large regional shopping center, is located east of this property. Rental rates of the mid-rise office buildings in close proximity to the Galleria Professional Building were similar to those being charged by the Galleria Professional Building.

Federal Express Distribution Center

On December 15, 1987, the Partnership purchased, from an unaffiliated seller, a one story 37,500 square foot office/warehouse building in Jacksonville, Florida.

The  building  was  designed  for and was  occupied  solely by  Federal  Express
Corporation pursuant to a lease which expired May 31, 1998. Federal Express Corporation vacated the property on that date. In 1999, based upon the proceeds anticipated to be received, the Partnership reduced the carrying value of the property by approximately $280,000. In June 1999, the Partnership sold the property to an unaffiliated third party for approximately $918,500.

Proceeds received on the sale, net of selling cost were approximately $811,000 and a net gain on the sale of real estate of approximately $8,000 was recognized in 1999.

Leases

The aggregate sum of the minimum lease rental payments to be received for the Galleria Professional Building over the five succeeding years is approximately as follows:

                              Year ending December 31,
       -------------------------------------------------------------------
         2002           2003         2004            2005           2006
       --------       -------       -------        -------         -------
       $217,000       217,000       217,000        217,000         217,000
       ========       =======       =======        =======         =======

(3) COMPENSATION  OR REIMBURSEMENTS TO GENERAL PARTNERS AND AFFILIATES

During the years ended December 31, 1999, 2000 and 2001 compensation to general partners and affiliates was as follows:

                                                 1999         2000         2001
                                               -------      -------      -------
Reimbursement for administrative
  and accounting services                      $34,649       33,025       34,681
Property management fees (a)                     2,509        2,509        2,508
                                               -------      -------      -------
Total                                          $37,158       35,534       37,189
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

                                                          1999                   2000                   2001
                                                       -----------            -----------            -----------
Net loss:
  Amount reported for financial statement
   purposes                                            $  (408,444)              (124,017)              (134,214)
  Difference in financial statement/tax
   depreciation expense                                    179,897                154,024                159,024
  Difference between accrual basis of
   accounting used for financial
   statements and the method used for
   income tax purposes                                    (958,630)               (28,490)               (33,453)
  Adjustment due to fair value
   considerations in the carrying
   value of real estate for financial
   statement purposes                                      280,000                     --                     --
                                                       -----------            -----------            -----------
  Amount reported for income tax purposes              $  (907,177)                 1,517                 (8,643)
                                                       ===========            ===========            ===========

                                                          1999                   2000                   2001
                                                       -----------            -----------            -----------
Partners' capital:
  Amount reported for financial statement
   purposes                                            $ 1,967,487              1,598,305              1,218,926
  Difference in financial statement/tax
   depreciation expense                                  2,576,499              2,730,523              2,889,547
  Difference between accrual basis of
   accounting used for financial
   statements and the method used for
   income tax purposes                                    (857,166)              (885,656)              (919,109)
  Difference due to fair value
   considerations in the carrying value
   of real estate for financial statement
   and income tax purposes                               1,104,000              1,104,000              1,104,000
  Cost of raising capital, deducted from
   partners' capital for financial
   statements and included in other
   assets for income tax purposes                        1,501,488              1,501,488              1,501,488
                                                       -----------            -----------            -----------
   Amount reported for income tax purposes             $ 6,292,308              6,048,660              5,794,852
                                                       ===========            ===========            ===========

(5) OTHER LIABILITIES

Other liabilities at December 31, 2000 consisted primarily of unearned rental income, which arose from leases with non-level payments being recognized ratably over the period from lease inception to the date of the buy/sell option before extension.

(6) SELECTED QUARTERLY RESULTS (UNAUDITED)

The following tables summarize the quarterly results of operations for the years ended December 31, 2001 and 2000:

                                               First          Second          Third          Fourth
                                              Quarter         Quarter        Quarter         Quarter         Total
                                              -------         -------        -------         -------         -----
           2001
Revenues                                      67,330          66,251          65,131          63,926         262,638
Costs and expenses                            97,309         100,850          97,715         100,978         396,852
Net loss                                     (29,979)        (34,599)        (32,584)        (37,052)       (134,214)
Net loss per weighted average
  limited partnership unit outstanding          (.61)           (.70)           (.66)           (.74)          (2.71)

                                               First          Second          Third          Fourth
                                              Quarter         Quarter        Quarter         Quarter         Total
                                              -------         -------        -------         -------         -----
           2000
Revenues                                      68,250          68,808          68,755          68,419         274,232
Costs and expenses                            98,210          96,652          96,923         106,464         398,249
Net loss                                     (29,960)        (27,844)        (28,168)        (38,045)       (124,017)
Net loss per weighted average
  limited partnership unit outstanding          (.60)           (.56)           (.57)           (.77)          (2.50)

                                                                    SCHEDULE III


                       I.R.E. Pension Investors, Ltd. - II
                      Property and Accumulated Depreciation
                                December 31, 2001


                                                     Galleria Professional
                                                         Office Bldg.
                                                        Ft. Lauderdale
                                                           Florida
                                                     ---------------------
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
                                                         -----------
                                                           6,285,472

         Improvements:
          Costs capitalized
           subsequent to acquisition:
             Building and Improvements                   $   183,289
                                                         -----------
                                                             183,289

         Write-down to state real estate
           at fair value                                 $  (686,000)
                                                         -----------
                                                            (686,000)

         Gross Amount:
             Building and Improvements                   $ 5,782,761
                                                         -----------

             Total                                       $ 5,782,761
                                                         ===========

         Accumulated Depreciation                        $ 4,849,591
                                                         ===========

         Life on which
           depreciation is computed                         20 years

                                                          SCHEDULE III Continued

                       I.R.E. Pension Investors, Ltd. - II
               Reconciliation of Cost and Accumulated Depreciation
     For each of the Years in the Three Year Period ended December 31, 2001

                                           1999           2000          2001
                                        -----------    -----------   -----------
Cost:

Balance at beginning of period          $ 7,892,028      5,782,761     5,782,761
  Deletions:
   Sale of real estate                   (1,829,267)            --            --
   Impairment loss on
   real estate                             (280,000)            --            --
                                        -----------    -----------   -----------
Balance at end of period                $ 5,782,761      5,782,761     5,782,761
                                        ===========    ===========   ===========

Accumulated Depreciation:

Balance at beginning of period          $ 4,861,920      4,201,927     4,525,759
  Additions:
    Depreciation                            366,243        323,832       323,832
  Deletions:
    Sale of real estate                  (1,026,236)            --            --
                                        -----------    -----------   -----------
Balance at end of period                $ 4,201,927      4,525,759     4,849,591
                                        ===========    ===========   ===========

The aggregate basis for Federal income tax purposes (not reduced by accumulated depreciation) of the above properties was approximately $6,468,761 at December 31, 2001.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

The Partnership has no directors or officers.

a)   Directors.

     Listed below are the directors of I.R.E. Pension Advisors II, Corp., Managing General Partner of the Partnership, all of whom are to serve until the election and qualification of their respective successors unless sooner removed from office:

                 NAME                  AGE          POSITIONS HELD
                 ----                  ---          --------------

            Alan B. Levan               57        Director since 1985

            Earl Pertnoy                75        Director since 1985

b)   Executive Officers.

     Listed below are the executive officers of I.R.E. Pension Advisors II, Corp., all of whom are to serve until they resign or are replaced by the Board of Directors:

                 NAME                  AGE          POSITIONS HELD
                 ----                  ---          --------------

            Alan B. Levan               57        President since 1985

            Glen R. Gilbert             57        Executive Vice President since
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

     GLEN R. GILBERT has been Executive Vice President of the corporate general partner of the Partnership since 1987. Mr. Gilbert has been Executive Vice President of BFC Financial Corporation since July 1997, Chief

     Financial and Accounting Officer since May 1987 and Secretary since October 1988. From 1985 through July 1997 he served in the position of Senior Vice President of BFC Financial Corporation. Mr. Gilbert has been a certified public accountant since 1970. Mr. Gilbert also serves as an officer of Florida Partners Corporation and has been Vice President of Levitt since 1997.

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

     The Partnership did not pay salaries or expenses of the officers and directors of the general partner of the Partnership in 2001.

b)   Compensation Pursuant to Plans.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

a)& b) During the year ending December 31, 2001, the following entities received the fees and payments indicated for services rendered with respect to the Partnership:

                   NAME AND
            RELATIONSHIP TO THE PARTNERSHIP                   TRANSACTION                     AMOUNT
            -------------------------------                   -----------                     ------
            BFC Financial Corporation                    Reimbursement for
            or subsidiaries,                             administrative and
            Affiliates of the General                     accounting services                 $ 34,681
            Partners
                                                         Property management fees             $  2,508

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

     No annual report or proxy material for the year 2001 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.


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

                                           I.R.E. PENSION INVESTORS, LTD. - II
                                           Registrant
                                       By: I.R.E. Pension Advisors-II, Corp.,
                                           Managing General Partner



                                       By: /S/ Alan B. Levan
                                           -------------------------------------
                                           Alan B. Levan, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Managing General Partner on behalf of the Partnership and in the capacities and on the dates indicated.


/S/ Alan B. Levan                                               March 26, 2002
-------------------------------------------------------
Alan B. Levan, Director and Principal Executive Officer


/S/ Earl Pertnoy                                                March 26 , 2002
-------------------------------------------------------
Earl Pertnoy, Director