Form 10-Q
period 2002-03-31
IRE PENSION INVESTORS LTD-II
filed 2002-05-10
CIK 775440

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the Quarter Ended                                     Commission File Number
   March 31, 2002                                                0-14188


                       I.R.E. PENSION INVESTORS, LTD. - II
                  (Exact Name of Registrant as Specified in its
                       Certificate of Limited Partnership)


        Florida                                                 59-2582239
(State of Organization)                                      (I.R.S. Employer
                                                          Identification Number)

       1750 E. Sunrise Boulevard
       Fort Lauderdale, Florida                                     33304
(Address of Principal Executive Office)                           (Zip Code)


       Registrant's telephone number, including area code: (954) 760-5200


        Securities registered pursuant to Section 12(b) of the Act: None
                    Securities registered pursuant to Section
                               12(g) of the Act:

                           Limited Partnership Units,
                                  $250 Per Unit

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes |X| No |_|

                       I.R.E. Pension Investors, Ltd. - II
                          Index to Financial Statements

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Balance Sheets as of December 31, 2001 and March 31, 2002 - Unaudited

          Statements of Operations for the Three Months Ended March 31, 2001 and 2002 - Unaudited

          Statement of Partners' Capital for the Three Months Ended March 31, 2002 - Unaudited

          Statements of Cash Flows for the Three Months Ended March 31, 2001 and 2002 - Unaudited

          Notes to Unaudited Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES

                       I.R.E. Pension Investors, Ltd. - II
                         (A Florida Limited Partnership)

                                 Balance Sheets
                      December 31, 2001 and March 31, 2002
                                   (Unaudited)

                                     Assets

                                                        2001            2002
                                                        ----            ----

Cash and cash equivalents                            $   327,133       307,944

Investments in real estate:
    Office building                                    5,782,761     5,782,761
    Less accumulated depreciation                     (4,849,591)   (4,930,549)
                                                     -----------    ----------
                                                         933,170       852,212

Other assets, net                                            100           100
                                                     -----------    ----------

                                                     $ 1,260,403     1,160,256
                                                     ===========    ==========

                        Liabilities and Partners' Capital

Accounts payable                                     $    36,296        30,203
Due to affiliates                                          5,181        14,264
                                                     -----------    ----------
         Total liabilities                                41,477        44,467

Partners' capital:
      49,041 limited partnership units issued
      and outstanding                                  1,218,926     1,115,789
                                                     -----------    ----------

                                                     $ 1,260,403     1,160,256
                                                     ===========    ==========

           See accompanying notes to unaudited financial statements.

                       I.R.E. Pension Investors, Ltd. - II
                         (A Florida Limited Partnership)

                            Statements of Operations
               For the Three Months Ended March 31, 2001 and 2002
                                   (Unaudited)


                                                           2001           2002
                                                           ----           ----
Revenues:
   Rental income                                         $ 62,709        54,250
   Interest income                                          4,621           818
                                                         --------       -------
     Total revenues                                        67,330        55,068
                                                         --------       -------

Costs and expenses:
   Depreciation                                            80,958        80,958
   Property operations:
     Property management fees to affiliate                    627           542
   General and administrative:
     To affiliates                                          9,083         8,785
     Other                                                  6,641         6,630
                                                         --------       -------

       Total costs and expenses                            97,309        96,915
                                                         --------       -------

Net loss                                                 $(29,979)      (41,847)
                                                         ========       =======

Net loss per weighted average
   limited partnership unit outstanding                  $   (.61)         (.84)
                                                         ========       =======


           See accompanying notes to unaudited financial statements.

                       I.R.E. Pension Investors, Ltd. - II
                         (A Florida Limited Partnership)

                         Statement of Partners' Capital
                    For the Three Months Ended March 31, 2002
                                   (Unaudited)


                                          Limited        General
                                         Partners       Partners        Total
                                         --------       --------        -----


Balance at December 31, 2001            $ 1,227,800      (8,874)      1,218,926

Limited partner distributions               (61,290)       --           (61,290)

Net loss                                    (41,429)       (418)        (41,847)
                                        -----------      ------      ----------

Balance at March 31, 2002               $ 1,125,081      (9,292)      1,115,789
                                        ===========      ======      ==========

           See accompanying notes to unaudited financial statements.

                       I.R.E. Pension Investors, Ltd. - II
                         (A Florida Limited Partnership)

                            Statements of Cash Flows
               For the Three Months Ended March 31, 2001 and 2002
                                   (Unaudited)


                                                             2001         2002
                                                             ----         ----

Operating Activities:
    Net loss                                              $ (29,979)    (41,847)
    Adjustments to reconcile net loss
      to net cash provided by
      operating activities:
        Depreciation                                         80,958      80,958
        Non-cash portion of rental income                    (8,459)       --
    Changes in operating assets and liabilities:
        Increase in accounts payable,
           other liabilities and due to affiliates            5,004       2,990
                                                          ---------    --------
Net cash provided by operating activities                    47,524      42,101
                                                          ---------    --------

Financing Activities:
    Limited partner distributions                           (61,290)    (61,290)
                                                          ---------    --------
Net cash used by financing activities                       (61,290)    (61,290)
                                                          ---------    --------

Decrease in cash and cash equivalents                       (13,766)    (19,189)

Cash and cash equivalents at
    beginning of period                                     405,252     327,133
                                                          ---------    --------

Cash and cash equivalents
    at end of period                                      $ 391,486     307,944
                                                          =========    ========


           See accompanying notes to unaudited financial statements.

                       I.R.E. Pension Investors, Ltd. - II
                         (A Florida Limited Partnership)

                     Notes to Unaudited Financial Statements
                                 March 31, 2002

Note 1 - General

The accompanying financial statements have been prepared by the Partnership in accordance with the accounting policies described in its 2001 Annual Report and should be read in conjunction with the notes to financial statements which appear in that report.

Note 2 - Real Estate

On December 31, 1986, the Partnership purchased the Galleria Professional Building, a six story office building containing 60,965 square feet of net leaseable area in Fort Lauderdale, Florida.

Following is summarized financial information with respect to operations at the Galleria Professional Building:

                                                           Three Months Ended
                                                                March  31,
                                                        ------------------------
                                                          2001            2002
                                                          ----            ----

Rental income                                           $282,286         265,546
Other income                                               1,478             940
                                                        --------         -------
                                                         283,764         266,486
                                                        --------         -------
Property operating expenses                              183,710         188,147
Ground rent                                                9,342           9,342
                                                        --------         -------
                                                         193,052         197,489
                                                        --------         -------
Operating income                                        $ 90,712          68,997
                                                        ========         =======

When the Partnership acquired the property, it executed a net lease leasing the Property on a totally net basis. The lessee has exercised an option that has extended the expiration date from 2016 until 2046. The exercise of this option effectively reduces the current value of the Galleria Professional Building to the Partnership because it extends by thirty years the date on which the Partnership can sell the property free of the lease. With the exercise of the option, the buy/sell provision in the lease for this property will not occur until 2032. An appraisal received in December 2002 indicated a market value of $2.5 million for the Galleria Professional Building. Based upon that appraisal, the ERISA value of the Partnership is $55.00 per unit.

Note 3 - Compensation or Reimbursements to General Partners and Affiliates

During the three months ended March 31, 2001 and 2002, compensation to general partners and affiliates was as follows:

                                                             Three Months Ended
                                                                   March 31,
                                                            --------------------
                                                             2001           2002
                                                             ----           ----
Reimbursement for administrative
  and accounting services                                   $9,083         8,785
Property management fees (a)                                   627           542
                                                            ------         -----
Total                                                       $9,710         9,327
                                                            ======         =====

(a) Property management fees are computed as 1% of rental income.

Note  4 - Management Representation

In the opinion of management, the accompanying financial statements contain such adjustments as are necessary to present fairly the Partnership's unaudited balance sheets at December 31, 2001 and March 31, 2002, the unaudited statements of operations for the three months ended March 31, 2001 and 2002, the unaudited statement of partners' capital for the three months ended March 31, 2002 and the unaudited statements of cash flows for the three months ended March 31, 2001 and 2002. Such adjustments consisted only of normal recurring items. The unaudited financial statements and related notes are presented as permitted by Form 10-Q and should be read in conjunction with the notes to financial statements appearing in the Partnership's Annual Report on Form 10K for the year ended December 31, 2001.

                       I.R.E. Pension Investors, Ltd. - II
                         (A Florida Limited Partnership)

         Management's Discussion and Analysis of Financial Condition and
                              Results of Operations
                                 March 31, 2002

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

The Partnership's investment property during 2001 and 2002 is the Galleria Professional Building, a 61,000 square foot office building located in Fort Lauderdale, Florida.

When the Partnership acquired the Galleria Professional Building, it executed a net lease leasing the Property on a totally net basis. The lessee has exercised an option that has extended the expiration date from 2016 until 2046. The exercise of this option effectively reduces the current value of the Galleria Professional Building to the Partnership because it extends by thirty years the date on which the Partnership can sell the property free of the lease. An appraisal received in December 2001 indicated a market value of $2.5 million for the Galleria Professional Building. An impairment loss adjustment was not necessary because the current net book value of the Galleria Professional Building is less that the current value calculated after the exercise of the option. With the exercise of the option, the buy/sell provision in the lease for this property will not occur until 2032. Based upon the appraisal, the ERISA value of the Partnership is $55.00 per unit. Management evaluates the Galleria Professional Building annually for impairment by obtaining appraisals.

Rental income decreased approximately $8,500 for the three months ended March 31, 2002 as compared to the same period in 2001 due to the unearned rental income recognized through 2001. This arose from the Galleria lease non-level payments being recognized ratably over the period from lease inception through 2001 (the date of the buy/sell option not considering the option to extend the lease).

Interest income decreased approximately $3,800 for the three months ended March 31, 2002 as compared to the comparable period in 2001 primarily due to a decrease in average yields and less investable funds.

At March 31, 2002, the Partnership had approximately $308,000 of cash and cash equivalents. Since the fourth quarter of 1990, the Partnership has annually been paying distributions of $5.00 per $1,000 of original capital ($1.25 quarterly). Based upon current cash of the Partnership and anticipated rental proceeds from the net lease on the Partnership's property, the Partnership anticipates continuing distributions at the current level for at least the next year.

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

                           Part II - Other Information
                                 March 31, 2002


Item 1 through 5

Not applicable.

Item 6 - Reports on Form 8-K

      No report on Form 8-K was filed during the quarter ended March 31, 2002.



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



                                       I.R.E. PENSION INVESTORS, LTD. - II
                                       Registrant
                                   By: I.R.E. Pension Advisors II, Corp.
                                       Managing General Partner of Registrant



Date:  May 6, 2002                 By: /s/ Alan B. Levan
                                       -----------------------------------------
                                       Alan B. Levan, President



Date:  May 6, 2002                 By: /s/ Glen R. Gilbert
                                       -----------------------------------------
                                       Glen R. Gilbert, Executive Vice President
                                       and Chief Financial Officer