Form 10-Q
period 2002-06-30
IRE PENSION INVESTORS LTD-II
filed 2002-08-14
CIK 775440

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

   For the Quarter Ended                             Commission File Number
       June 30, 2002                                         0-14188

                       I.R.E. PENSION INVESTORS, LTD. - II
                  (Exact Name of Registrant as Specified in its
                       Certificate of Limited Partnership)

               Florida                                 59-2582239
       (State of Organization)           (I.R.S. Employer Identification Number)

      1750 E. Sunrise Boulevard
       Fort Lauderdale, Florida                           33304
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



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Balance Sheets as of December 31, 2001 and June 30, 2002 - Unaudited

         Statements of Operations for the Six and Three Month Periods Ended June 30, 2001 and 2002 - Unaudited

         Statement of Partners' Capital (Deficit) for the Six Months Ended June 30, 2002 - Unaudited

         Statements of Cash Flows for the Six Months Ended June 30, 2001 and 2002 - Unaudited

         Notes to Unaudited Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

                       I.R.E. Pension Investors, Ltd. - II
                         (A Florida Limited Partnership)

                                 Balance Sheets
                       December 31, 2001 and June 30, 2002
                                   (Unaudited)

                                Assets
                                                                 2001            2002
                                                                 ----            ----
Cash and cash equivalents                                    $   327,133        242,913

Investments in real estate:
    Office building                                            5,782,761      5,782,761
    Less accumulated depreciation                             (4,849,591)    (5,011,507)
                                                             -----------     ----------
                                                                 933,170        771,254

Other assets, net                                                    100            100
                                                             -----------     ----------

                                                             $ 1,260,403      1,014,267
                                                             ===========     ==========

                   Liabilities and Partners' Capital

Accounts payable                                             $    36,296         27,631
Due to affiliates                                                  5,181         10,159
                                                             -----------     ----------
         Total liabilities                                        41,477         37,790

Partners' capital:
       49,041 and 48,545 limited partnership units issued
      and outstanding for 2001 and 2002                        1,218,926        976,477
                                                             -----------     ----------

                                                             $ 1,260,403      1,014,267
                                                             ===========     ==========

           See accompanying notes to unaudited financial statements.

                       I.R.E. Pension Investors, Ltd. - II
                         (A Florida Limited Partnership)

                            Statements of Operations
        For the Six and Three Month Periods Ended June 30, 2001 and 2002
                                   (Unaudited)

                                                    Six Months Ended         Three Months Ended
                                                        June 30,                  June 30,
                                                   ------------------        ------------------
                                                   2001          2002        2001          2002
                                                   ----          ----        ----          ----
Revenues:
     Rental income                              $ 125,416      108,500       62,707       54,250
     Interest income                                7,865        1,546        3,244          728
     Other income                                     300           --          300           --
                                                ---------     --------     --------     --------
Total revenues                                    133,581      110,046       66,251       54,978
                                                ---------     --------     --------     --------

Costs and expenses:
     Depreciation                                 161,916      161,916       80,958       80,958
     Property operations:
       Property management fees to affiliate        1,254        1,084          627          542
     General and administrative:
       To affiliates                               17,855       18,037        8,772        9,252
       Other                                       17,134       16,016       10,493        9,386
                                                ---------     --------     --------     --------
         Total costs and expenses                 198,159      197,053      100,850      100,138
                                                ---------     --------     --------     --------

Net loss                                        $ (64,578)     (87,007)     (34,599)     (45,160)
                                                =========     ========     ========     ========

Net loss per weighted
     average limited partnership
     unit outstanding                           $   (1.30)       (1.77)        (.70)        (.92)
                                                =========     ========     ========     ========

Weighted average limited
     partnership units outstanding                 49,041       48,792       49,041       48,545

           See accompanying notes to unaudited financial statements.

                       I.R.E. Pension Investors, Ltd. - II
                         (A Florida Limited Partnership)

                    Statement of Partners' Capital (Deficit)
                     For the Six Months Ended June 30, 2002
                                   (Unaudited)

                                             Limited      General
                                             Partners     Partners       Total
                                            ---------     --------     ---------

Balance at December 31, 2001               $ 1,227,800     (8,874)     1,218,926

Limited partner distributions                 (121,962)        --       (121,962)

Repurchase of limited partnership units        (33,480)        --        (33,480)

Net loss                                       (86,137)      (870)       (87,007)
                                           -----------     ------     ----------

Balance at June 30, 2002                   $   986,221     (9,744)       976,477
                                           ===========     ======     ==========

           See accompanying notes to unaudited financial statements.

                       I.R.E. Pension Investors, Ltd. - II
                         (A Florida Limited Partnership)

                            Statements of Cash Flows
                 For the Six Months Ended June 30, 2001 and 2002
                                   (Unaudited)

                                                         2001          2002
                                                         ----          ----
Operating Activities:
    Net loss                                          $ (64,578)     (87,007)
    Adjustments to reconcile net loss
      to net cash provided by
      operating activities:
        Depreciation                                    161,916      161,916
        Non-cash portion of rental income               (16,916)          --
    Changes in operating assets and liabilities:
        Increase (decrease) in accounts payable,
           other liabilities and due to affiliates        1,827       (3,687)
                                                      ---------     --------
Net cash provided by operating activities                82,249       71,222
                                                      ---------     --------

Financing Activities:
    Repurchase of limited partnership units                  --      (33,480)
    Limited partner distributions                      (122,582)    (121,962)
                                                      ---------     --------
Net cash used by financing activities                  (122,582)    (155,442)
                                                      ---------     --------

Decrease in cash and cash equivalents                   (40,333)     (84,220)

Cash and cash equivalents at
    beginning of period                                 405,252      327,133
                                                      ---------     --------

Cash and cash equivalents
    at end of period                                  $ 364,919      242,913
                                                      =========     ========

           See accompanying notes to unaudited financial statements.

                       I.R.E. Pension Investors, Ltd. - II
                         (A Florida Limited Partnership)

                     Notes to Unaudited Financial Statements
                                  June 30, 2002

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

Following is summarized financial information with respect to operations at the Galleria Professional Building:

                                      Six Months Ended     Three Months Ended
                                          June 30,              June 30,
                                          --------              --------
                                      2001        2002       2001       2002
                                    --------    -------    -------    -------
     Rental income                  $554,576    540,581    272,290    275,035
     Other income                      3,174      2,131      1,696      1,191
                                    --------    -------    -------    -------
                                     557,750    542,712    273,986    276,226
                                    --------    -------    -------    -------

     Property operating expenses     363,532    379,249    179,822    191,102
     Ground rent                      18,684     18,684      9,342      9,342
                                    --------    -------    -------    -------
                                     382,216    397,933    189,164    200,444
                                    --------    -------    -------    -------

     Operating income               $175,534    144,779     84,822     75,782
                                    ========    =======    =======    =======

When the Partnership acquired the property, it executed a net lease leasing the Property on a totally net basis. The lessee has exercised an option that has extended the expiration date from 2016 until 2046. The exercise of this option effectively reduces the current value of the Galleria Professional Building to the Partnership because it extends by thirty years the date on which the Partnership can sell the property free of the lease. With the exercise of the option, the buy/sell provision in the lease for this property will not occur until 2032. An appraisal received in December 2001 indicated a market value of $2.5 million for the Galleria Professional Building. Based upon that appraisal and distributions during the current year, the ERISA value of the Partnership is $55.00 per unit.

The lessee of the Galleria Professional Building has indicated a desire to purchase the building at its appraised value and the Managing General Partner of the Partnership intends to pursue the possible sale of the building. Upon the sale, the Board of Directors of the Managing General Partner will consider the possible liquidation of the Partnership.

Note 3 - Compensation or Reimbursements to General Partners and Affiliates

During the six and three month periods ended June 30, 2001 and 2002, compensation to general partners and affiliates was as follows:


                                       Six Months Ended    Three Months Ended
                                           June 30,             June 30,
                                           --------             --------
                                      2001        2002       2001       2002
                                     -------     ------    -------    -------
Reimbursement for administrative
  and accounting services            $17,855     18,037     8,772      9,252
Property management fees (a)           1,254      1,084       627        542
                                     -------     ------     -----      -----
Total                                $19,109     19,121     9,399      9,794
                                     =======     ======     =====      =====

(a) Property management fees are computed as 1% of rental income.

Note  4 - Management Representation

In the opinion of management, the accompanying financial statements contain such adjustments as are necessary to present fairly the Partnership's unaudited balance sheets at December 31, 2001 and June 30, 2002, the unaudited statements of operations for the six and three month periods ended June 30, 2001 and 2002, the unaudited statement of partners' capital (deficit) for the six months ended June 30, 2002 and the unaudited statements of cash flows for the six months ended June 30, 2001 and 2002. Such adjustments consisted only of normal recurring items. The unaudited financial statements and related notes are presented as permitted by Form 10-Q and should be read in conjunction with the notes to financial statements appearing in the Partnership's Annual Report on Form 10K for the year ended December 31, 2001.

                       I.R.E. Pension Investors, Ltd. - II
                         (A Florida Limited Partnership)

         Management's Discussion and Analysis of Financial Condition and
                              Results of Operations
                                  June 30, 2002

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

The Partnership's investment property during 2001 and 2002 is the Galleria Professional Building, a 61,000 square foot office building located in Fort Lauderdale, Florida. When the Partnership acquired the Galleria Professional Building, it executed a net lease leasing the Property on a totally net basis. The lessee has exercised an option that has extended the expiration date from 2016 until 2046. The exercise of this option effectively reduces the current value of the Galleria Professional Building to the Partnership because it extends by thirty years the date on which the Partnership can sell the property free of the lease. An appraisal received in December 2001 indicated a market value of $2.5 million for the Galleria Professional Building. The current net book value of the Galleria Professional Building is less than the current value calculated after the exercise of the option. With the exercise of the option, the buy/sell provision in the lease for this property will not occur until 2032. Based upon that appraisal and distributions during the current year, the ERISA value of the Partnership is $55.00 per unit. Management evaluates the Galleria Professional Building annually by obtaining appraisals.

Rental income decreased approximately $16,900 and $8,500 for the six and three month periods ended June 30, 2002 as compared to the same periods in 2001 due to the unearned rental income recognized through 2001. This arose from the Galleria lease non-level payments being recognized ratably over the period from lease inception through 2001 (the date of the buy/sell option not considering the option to extend the lease).

Interest income decreased approximately $6,300 and $2,500 for the six and three month periods ended June 30, 2002 as compared to the comparable periods in 2001 primarily due to a decrease in average yields and less investable funds.

At June 30, 2002, the Partnership had approximately $243,000 of cash and cash equivalents. Since the fourth quarter of 1990, the Partnership has annually been paying distributions of $5.00 per $1,000 of original capital ($1.25 quarterly). Based upon current cash of the Partnership and anticipated rental proceeds from the net lease on the Partnership's property, the Partnership anticipates continuing distributions at the current level.

The lessee of the Galleria Professional Building has indicated a desire to purchase the building at its appraised value and the Managing General Partner of the Partnership intends to pursue the possible sale of the building. Upon the sale, the Board of Directors of the Managing General Partner will consider the possible liquidation of the Partnership.

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

                           Part II - Other Information
                                  June 30, 2002

Item 1 through 5

Not applicable.

Item 6 - Exhibits and Reports on Form 8-K

      a. Exhibits:

            99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                                       I.R.E. PENSION INVESTORS, LTD. - II
                                       Registrant
                                  By:  I.R.E. Pension Advisors II, Corp.
                                       Managing General Partner of Registrant


Date:  August 9, 2002             By:    /s/ Alan B. Levan
                                       ---------------------------
                                       Alan B. Levan, President


Date:  August 9, 2002             By:    /s/ Glen R. Gilbert
                                       ---------------------------
                                       Glen R. Gilbert, Executive Vice President
                                         and Chief Financial Officer